Form 10-Q
period 2019-06-30
Livongo Health, Inc.
filed 2019-09-05
CIK 1639225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-38983
___________________________________________
Livongo Health, Inc.
(Exact name of Registrant as specified in its charter)
___________________________________________

Delaware	26-3542036
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
150 West Evelyn Avenue, Suite 150
Mountain View, California 94041
(866) 435-5643
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)
___________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	LVGO	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer

☒	Non-accelerated filer	☐	Smaller reporting company

☒	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 31, 2019, the registrant had approximately 94,445,000 shares of common stock, $0.001 par value per share, outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our ability to retain clients and sell additional solutions to new and existing clients;

•	our ability to attract and enroll new members;

•	the growth and success of our partners and reseller relationships;

•	our ability to estimate the size of our target market;

•	uncertainty in the healthcare regulatory environment;

•	our future financial performance, including trends in revenue, costs of revenue, gross profit or gross margin, operating expenses, paying users, and free cash flow;

•	our ability to achieve or maintain profitability;

•	the demand for our solutions or for chronic condition management in general;

•	our ability to compete successfully in competitive markets;

•	our ability to respond to rapid technological changes;

•	our expectations and management of future growth;

•	our ability to develop new solutions, or enhancements to our existing solutions, and bring them to market in a timely manner;

•	our ability to offer high-quality coaching and monitoring;

•	our ability to attract and retain key personnel and highly qualified personnel;

•	our ability to protect our brand;

•	our ability to expand payor relationships;

•	our ability to maintain, protect, and enhance our intellectual property;

•	restrictions and penalties as a result of privacy and data protection laws;

•	our ability to successfully identify, acquire, and integrate companies and assets;

•	the increased expenses associated with being a public company;

•	our anticipated uses of net proceeds from our initial public offering; and

•	the future trading prices of our common stock.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
LIVONGO HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$38,165	$108,928
Accounts receivable, net of allowance for doubtful accounts of $1,054 and $575 as of June 30, 2019, and December 31, 2018, respectively	35,086	16,623
Inventories	13,835	8,934
Deferred costs, current	10,969	6,022
Prepaid expenses and other current assets	5,718	4,935
Total current assets	103,773	145,442
Property and equipment, net	7,564	5,837
Restricted cash, noncurrent	858	179
Goodwill	35,794	15,709
Intangible assets, net	17,861	5,154
Deferred costs, noncurrent	4,947	2,447
Other noncurrent assets	6,412	5,485
TOTAL ASSETS	$177,209	$180,253
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$8,975	$6,377
Accrued expenses and other current liabilities	24,318	16,152
Deferred revenue, current	3,467	1,614
Advance payments from partner, current	1,343	293
Total current liabilities	38,103	24,436
Deferred revenue, noncurrent	637	437
Advance payment from partner, noncurrent	7,754	6,432
Other noncurrent liabilities	3,173	3,825
TOTAL LIABILITIES	49,667	35,130
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, par value of $0.001 per share; 60,000 and 58,615 shares authorized as of June 30, 2019 and December 31, 2018, respectively; 58,615 and 58,615 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively; aggregate liquidation preference of $237,650 and $237,650, as of June 30, 2019 and December 31, 2018, respectively	237,012	236,929
Stockholders’ deficit:
Common stock, par value of $0.001 per share; 100,000 and 99,250 shares authorized as of June 30, 2019 and December 31, 2018, respectively; 20,890 and 17,691 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	21	18
Additional paid-in capital	33,326	21,789
Accumulated deficit	(142,817)	(113,613)
TOTAL STOCKHOLDERS’ DEFICIT	(109,470)	(91,806)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT	$177,209	$180,253
The accompanying notes are an integral part of these consolidated financial statements.

LIVONGO HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$40,886	$15,981	$72,947	$28,443
Cost of revenue	12,883	4,709	23,023	7,813
Gross profit	28,003	11,272	49,924	20,630
Operating expenses:
Research and development	10,291	5,533	19,285	9,681
Sales and marketing	18,152	7,755	33,101	13,366
General and administrative	13,702	4,497	27,816	8,440
Change in fair value of contingent consideration	282	—	956	—
Total operating expenses	42,427	17,785	81,158	31,487
Loss from operations	(14,424)	(6,513)	(31,234)	(10,857)
Other income, net	185	329	647	465
Loss before provision for income taxes	(14,239)	(6,184)	(30,587)	(10,392)
Provision for (benefit from) income taxes	5	7	(1,383)	14
Net loss	$(14,244)	$(6,191)	$(29,204)	$(10,406)
Accretion of redeemable convertible preferred stock	(42)	(40)	(83)	(77)
Net loss attributable to common stockholders	$(14,286)	$(6,231)	$(29,287)	$(10,483)
Net loss per share attributable to common stockholders, basic and diluted	$(0.76)	$(0.38)	$(1.58)	$(0.65)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	18,916	16,238	18,564	16,222
The accompanying notes are an integral part of these consolidated financial statements.

LIVONGO HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of March 31, 2019	58,615	$236,970	19,618	$20	$27,586	$(128,573)	$(100,967)
Accretion of redeemable convertible preferred stock	—	42	—	—	(42)	—	(42)
Issuance of common stock upon exercise of stock options	—	—	1,272	1	1,128	—	1,129
Stock-based compensation expense	—	—	—	—	4,654	—	4,654
Net loss	—	—	—	—	—	(14,244)	(14,244)
Balance as of June 30, 2019	58,615	$237,012	20,890	$21	$33,326	$(142,817)	$(109,470)

Balance as of March 31, 2018	45,960	$132,054	17,338	$17	$14,724	$(84,446)	$(69,705)
Issuance of Series E redeemable convertible preferred stock, net of issuance costs of $250	12,655	104,750	—	—	—	—	—
Accretion of redeemable convertible preferred stock		40	—	—	(40)	—	(40)
Issuance of common stock upon exercise of stock options, net	—	—	73	—	71	—	71
Stock-based compensation expense	—	—	—	—	967	—	967
Net loss	—	—	—	—	—	(6,191)	(6,191)
Balance as of June 30, 2018	58,615	$236,844	17,411	$17	$15,722	$(90,637)	$(74,898)
The accompanying notes are an integral part of these consolidated financial statements.

LIVONGO HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	58,615	$236,929	17,691	$18	$21,789	$(113,613)	$(91,806)
Accretion of redeemable convertible preferred stock	—	83	—	—	(83)	—	(83)
Issuance of common stock upon exercise of stock options, net	—	—	1,726	2	1,441	—	1,443
Issuance of restricted stock awards	—	—	982	1	(1)	—	—
Issuance of common stock upon vesting of restricted stock units	—	—	491	—	—	—	—
Stock-based compensation expense	—	—	—	—	10,180	—	10,180
Net loss	—	—	—	—	—	(29,204)	(29,204)
Balance as of June 30, 2019	58,615	$237,012	20,890	$21	$33,326	$(142,817)	$(109,470)

Balance as of December 31, 2017	45,960	$132,017	17,030	$17	$13,806	$(80,231)	$(66,408)
Issuance of Series E redeemable convertible preferred stock, net of issuance costs of $250	12,655	104,750	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	77	—	—	(77)	—	(77)
Issuance of common stock upon exercise of stock options	—	—	381	—	275	—	275
Stock-based compensation expense	—	—	—	—	1,718	—	1,718
Net loss	—	—	—	—	—	(10,406)	(10,406)
Balance as of June 30, 2018	58,615	$236,844	17,411	$17	$15,722	$(90,637)	$(74,898)
The accompanying notes are an integral part of these consolidated financial statements.

LIVONGO HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,204)	$(10,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,450	472
Amortization of intangible assets	1,193	172
Change in fair value of contingent consideration	956	—
Allowance for doubtful accounts	511	38
Stock-based compensation expense	10,147	1,691
Deferred income taxes	(1,396)	—
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable, net	(17,637)	(3,571)
Inventories	(4,901)	522
Deferred costs	(7,447)	(2,109)
Prepaid expenses and other assets	327	(62)
Accounts payable	2,257	(123)
Accrued expenses and other liabilities	758	497
Deferred revenue	653	89
Advance payments from partner	2,372	(132)
Net cash used in operating activities	(39,961)	(12,922)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(628)	(366)
Capitalized internal-use software costs	(2,378)	(1,339)
Acquisitions, net of cash acquired	(27,435)	(12,268)
Escrow deposit	434	(7,000)
Net cash used in investing activities	(30,007)	(20,973)
CASH FLOWS FROM FINANCING ACTIVITIES
Deferred acquisition related payment	—	(1,000)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	104,810
Proceeds from exercise of stock options, net of repurchases	1,443	275
Payment of deferred offering costs	(1,559)	—
Net cash provided by (used in) financing activities	(116)	104,085
Net increase (decrease) in cash, cash equivalents, and restricted cash	(70,084)	70,190
Cash, cash equivalents, and restricted cash, beginning of period	109,107	61,523
Cash, cash equivalents, and restricted cash, end of period	$39,023	$131,713
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$38,165	$131,433
Restricted cash	858	280
Total cash, cash equivalents, and restricted cash, end of period	$39,023	$131,713
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accretion of redeemable convertible preferred stock	$83	$77
Purchases of property and equipment included in accounts payable and accrued liabilities	$87	$(23)
Contingent consideration liability related to Retrofit acquisition	$1,316	$6,204
Contingent consideration liability related to myStrength acquisition	$3,300	$—
Unpaid working capital adjustment related to myStrength acquisition	$119	$—
Capitalized internal-use software costs in accounts payable and accrued liabilities	$(61)	$(4)
Unpaid deferred offering costs	$1,312	$—
Unpaid offering costs related to issuance of Series E redeemable convertible preferred stock	$—	$60
The accompanying notes are an integral part of these consolidated financial statements.

LIVONGO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Description of Business
Description of Business
Livongo Health, Inc. (“we”, “us”, “the Company”, or “Livongo”) was incorporated in the state of Delaware on October 16, 2008, under the name of EosHealth, Inc. In September 2014, we changed our name to Livongo Health, Inc. Livongo empowers people with chronic conditions to live better and healthier lives. We have created a unified platform that provides smart, cellular-connected devices, supplies, informed coaching, data science-enabled insights and facilitates access to medications across multiple chronic conditions to help our members lead better lives. We currently offer Livongo for Diabetes, Livongo for Hypertension, Livongo for Prediabetes and Weight Management, and Livongo for Behavioral Health by myStrength. We create consumer-first experiences with high member satisfaction, measurable, sustainable health outcomes, and more cost-effective care for our members and our clients. This approach is leading to better clinical and financial outcomes while also creating a better experience for people with chronic conditions and their care team of family, friends, and medical professionals. Our headquarters is located in Mountain View, California, and we serve customers throughout North America.
Initial Public Offering
In July 2019, we completed our initial public offering ("IPO") in which we issued and sold 14,590,050 shares of our common stock at an offering price of $28.00 per share, including 1,903,050 shares of common stock pursuant to the exercise in full of the underwriters' option to purchase additional shares. We received net proceeds of $377.7 million, after deducting underwriting discounts and commissions of $28.6 million and estimated deferred offering costs of $2.2 million. Deferred offering costs are capitalized and consist of fees and expenses incurred in connection with the sale of our common stock in an IPO, including the legal, accounting, printing and other IPO-related costs. Upon completion of the IPO, these deferred offering costs were reclassified to stockholders’ equity and recorded against the proceeds from the offering. Immediately prior to the closing of the IPO, all 58,615,488 shares of our then-outstanding redeemable convertible preferred stock automatically converted into 58,615,488 shares of common stock at their respective conversion ratios and we reclassified $236.9 million of redeemable convertible preferred stock to additional paid-in capital and $0.1 million to common stock on our condensed consolidated balance sheet.
Reverse Stock Split
In June 2019, our board of directors and stockholders approved a 1-for-2 reverse stock split of our common stock and redeemable convertible preferred stock, which was effected on June 27, 2019 pursuant to an amendment to our amended and restated certificate of incorporation. The par value of the common stock and redeemable convertible preferred stock was not adjusted as a result of the reverse stock split. All references to redeemable convertible preferred stock, common stock, options to purchase common stock, restricted stock awards, restricted stock units, common stock warrants, per share data, and related information included in this Quarterly Report on Form 10-Q have been adjusted to reflect this reverse stock split for all periods presented.

2. Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of Livongo Health, Inc. and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
The accompanying interim condensed consolidated balance sheets as of June 30, 2019, the interim condensed consolidated statements of operations and the interim condensed consolidated statements of redeemable convertible preferred stock and stockholders’ deficit for the three and six months ended June 30, 2019 and 2018, and the interim condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018 are unaudited. These interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all adjustments necessary to fairly state our financial position as of June 30, 2019, the results of our operations for the three and six months ended June 30, 2019 and 2018 and result of our cash flows for the six months ended June 30, 2019 and 2018. The financial data and other financial information disclosure in the notes to these interim condensed consolidated financial statements related to the three and six months periods are also unaudited. The results for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results expected for the year ending December 31, 2019 or any future period.
Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the final prospectus for our IPO filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (File No. 333-232412) on July 25, 2019.
Comprehensive Loss
For the three and six months ended June 30, 2019 and 2018, there was no difference between comprehensive loss and net loss.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Such estimates, judgments, and assumptions include: revenue recognition, assessment of the useful life and recoverability of long-lived assets, fair values of stock-based awards, contingent consideration in business combinations, and income taxes. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected.
Emerging Growth Company Status
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The JOBS Act provides that an emerging growth company can take advantage of the extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period and, as a result, we will not adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies until required by private company accounting standards.
Concentration of Risk
Financial instruments that potentially subject us to credit risk consist principally of cash, cash equivalents, and accounts receivable. We maintain our cash primarily with domestic financial institutions of high credit quality, which may exceed federal deposit insurance corporation limits. We invest our cash equivalents in highly rated money market funds. We have not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash and cash equivalents and perform periodic evaluations of the credit standing of such institutions.
Our sales are predominately to self-insured employers, healthcare providers, and insurance carriers located throughout North America. Accounts receivable are recorded at the invoiced amount, and are stated at realizable value, net of an allowance for doubtful accounts. We perform ongoing assessments and credit evaluations of our clients to assess the collectability of the accounts based on a number of factors, including past transaction experience, age of the accounts receivable, review of the invoicing terms of the contracts, and recent communication with clients. We have not experienced significant credit losses from our accounts receivable.

Significant customers and partners are those which represent 10% or more of our net accounts receivable balance or revenue during the period at each respective consolidated balance sheet date. There were no customers that represented 10% or more of our accounts receivable balance or revenue for the periods presented. For each significant partner that represented 10% or more of our accounts receivable balance or revenue during the periods presented, revenue as a percentage of total revenue and accounts receivable as a percentage of net accounts receivable were as follows:

	Revenue				Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2019	2018	2019	2018	2019	2018
			(unaudited)
Partner A	27%	33%	26%	34%	10%	28%
Partner B	24%	*	24%	*	27%	13%
_________________

*	Less than 10% of total revenue or net accounts receivable
We utilize a limited number of manufacturing vendors to build and assemble our products. The hardware components included in our devices are sourced from various suppliers by the manufacturer and are principally industry standard parts and components that are available from multiple vendors. Quality or performance failures of the glucometer or changes in the contractors’ or vendors’ financial or business condition could disrupt our ability to supply quality products to our customers and thereby have a material adverse impact on our business, financial condition and results of operations.
Recent Accounting Pronouncements Adopted
Comprehensive Income: In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. This ASU becomes effective for us for the year ending December 31, 2019 and the interim periods therein. Early adoption is permitted. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements.
New Accounting Pronouncements Not Yet Adopted
Leases: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, and ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which affect certain aspects of the previously issued guidance. In December 2018, the FASB issued ASU No. 2018-20, Narrow-Scope Improvements for Lessor, Leases (Topic 842), which provides guidance on sales tax and other taxes collected from lessees. In June 2019, the FASB issued ASU No. 2019-01, Codification Improvements to Topic 842, Leases, which affect certain aspects of the previously issued guidance. Amendments include an additional transition method that allows entities to apply the new standard on the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings, as well as a new practical expedient for lessors. This ASU is effective for us for the year ending December 31, 2020 and interim periods within the year ending December 31, 2021. Early adoption is permitted. We are currently evaluating adoption methods and whether this ASU will have a material impact on our condensed consolidated financial statements.
Stock-Based Compensation: In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. The standard simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to the nonemployees with the requirements for share-based payments granted to employees. ASU No. 2018-07 is effective for us for the year ending December 15, 2020, and interim periods within the year ending December 31, 2021. Early adoption is permitted. We are currently evaluating the impact of this ASU on our condensed consolidated financial statements.

Internal Use Software: In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use-software. This ASU is effective for us for the year ending December 31, 2021, and interim periods within the year ending December 31, 2022. Early adoption is permitted. We are currently evaluating the impact of this ASU on our condensed consolidated financial statements.
Revenue Recognition: In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), which amends the existing accounting standards for revenue recognition. ASU No. 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU No. 2014-09 will be effective for us for our annual results for the year ending December 31, 2019, and our interim periods beginning after December 31, 2019. Subsequently, the FASB has issued the following standards related to ASU No. 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, which clarifies narrow aspects of ASC 606 or corrects unintended application of the guidance.
We plan to adopt the new revenue standard using the modified retrospective transition method when it becomes effective for us, which is the year ending December 31, 2019 and interim periods beginning after December 31, 2019. We are in the process of reviewing our significant contracts and are evaluating the impact of the new standard. Based on our preliminary impact assessment of the Livongo for Diabetes solution, we believe that the overall promise to our customers is to improve member health results and reduce healthcare costs, and the delivery of this promise would not be possible without the integration of Livongo devices, supplies, access to our web-based platform, and clinical and data services. The promises to transfer the goods and services are not separately identifiable in accordance with ASC 606-10-25-19b, evidenced by the fact that we provide a significant service of integrating the goods and services provided by us (i.e., inputs) into a combined output (i.e., member behavior modifications) that result in the fulfillment of our promise to our customers. We are currently finalizing our assessment of the full accounting impact of the standard; however, we have identified the treatment of variable consideration will be impacted upon our adoption. Additionally, incremental costs of obtaining a contract will be recognized as assets to the extent the period of benefit is greater than one year. We continue to evaluate the effect that the standard will have on our condensed consolidated financial statements, including disclosures, and preliminary assessments are subject to change.
3. Business Combinations
Retrofit Inc.
In April 2018, we acquired all of the issued and outstanding shares of Retrofit Inc. (“Retrofit”), a privately-held, Illinois-based entity, and a leading provider of weight-management and disease-prevention programs, through a share purchase agreement (the “Retrofit Purchase Agreement”) in exchange for cash consideration (the “Retrofit Acquisition”). The Retrofit Acquisition provides us with an evidence-based diabetes prevention program that enhances our data science capabilities and our expertise in holistic weight management including nutrition, exercise and mindset.
The total consideration transferred as part of the Retrofit Acquisition consisted of a cash payment on the closing date, adjusted for customary closing adjustments, of $12.4 million. Upon the close of the Retrofit Acquisition, as part of the Retrofit Purchase Agreement, we placed in escrow an earn-out consideration of $7.0 million held by a third-party escrow agent to be released to the former stockholders of Retrofit contingent upon achieving future qualified member targets as determined on December 31, 2018, 2019, and 2020 (the “Retrofit Contingent Consideration”). We recorded a corresponding escrow asset of $7.0 million on our consolidated balance sheet. We estimated the fair value of the Retrofit Contingent Consideration to be $6.2 million as of the acquisition date using a Monte Carlo simulation model, which together with the cash consideration resulted in total purchase consideration of $18.6 million. The Retrofit Contingent Consideration is subject to remeasurement at each reporting date until the payments are released from escrow, with the remeasurement adjustment reported in our consolidated statements of operations. On December 31, 2018, we subsequently reduced the fair value of the Retrofit Contingent Consideration to $5.0 million, with the change in fair value of $1.2 million recorded in our condensed consolidated statements of operations. During each of the three and six months ended June 30, 2019, the fair value of the Retrofit Contingent Consideration was reduced and we recorded a benefit of $0.3 million within the change in fair value of contingent consideration on our condensed consolidated statement of operations.

In April 2019, we released $1.8 million from the escrow deposit, of which $1.3 million was paid to the former stockholders of Retrofit. As of June 30, 2019, the remaining Retrofit Contingent Consideration was $3.4 million.
Additionally, we recognized $0.3 million of acquisition-related costs as general and administrative expense in our condensed consolidated statements of operations during the three and six months ended June 30, 2018.
The purchase consideration of $18.6 million was allocated as follows:

Amount
(in thousands)
Cash and cash equivalents	$87
Accounts receivable	409
Inventories	56
Prepaid expenses and other current assets	124
Property and equipment	52
Intangible assets	5,580
Total assets acquired	6,308
Accounts payable	366
Accrued expenses and other liabilities	394
Deferred revenue	212
Total liabilities assumed	972
Goodwill	13,223
Total purchase consideration	$18,559

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the acquisition date:

	Cost	Useful Life
	(in thousands)	(years)
Customer relationships	$3,890	10.0
Developed technology	1,650	5.0
Trade name	40	2.0
Total	$5,580

The fair value assigned to developed technology and trade name was determined using a relief from royalty method, where the owner of the asset realizes a benefit from owning the intangible asset rather than paying a rental or royalty rate for use of the asset. The fair value of customer relationships was determined using the multi-period excess earnings method, which estimates the revenue and cash flows derived from the asset and then deducts portions of the cash flows that can be attributed to supporting assets otherwise recognized.
Goodwill represents the excess of the purchase consideration over the estimated acquisition date fair value of the net tangible and intangible assets acquired and liabilities assumed. Goodwill is primarily attributable to expected post-acquisition synergies from integrating Retrofit’s assembled workforce and developed technology into our product offerings and cross-selling opportunities. Goodwill recorded is not deductible for income tax purposes.
Revenue and net income of Retrofit of $0.7 million and $0.5 million for the three months ended June 30, 2019, respectively, and $2.1 million and $1.6 million for the six months ended June 30, 2019, respectively, were included in our condensed consolidated statement of operations. Revenue and net loss of Retrofit of $1.1 million and $0.8 million, respectively, for each of the three and six months ended June 30, 2018, respectively, were included in our condensed consolidated statement of operations.

Unaudited Pro Forma Financial Information
The following unaudited pro forma information presents the combined results of operations as if the Retrofit Acquisition had been completed on January 1, 2017, the beginning of the comparable prior annual reporting period. The unaudited pro forma results include adjustments primarily related to the following: (i) interest expense related to the legacy debt of Retrofit that was not acquired; (ii) amortization of the acquired intangible assets; (iii) recognition of post-acquisition stock-based compensation expense; (iv) the inclusion of acquisition-related costs as of the earliest period presented; and (v) the associated tax impact of the acquisitions and these unaudited pro forma adjustments.

Six Months Ended
June 30, 2018
(in thousands)
Revenue	$29,951
Net loss	$(11,941)

myStrength, Inc.
In February 2019 we acquired all of the issued and outstanding shares of myStrength, Inc. (“myStrength”), a privately-held entity based in Denver, Colorado, and a leading provider of digital behavioral health solutions through an agreement and plan of merger (the “myStrength Purchase Agreement”) in exchange for cash consideration (the “myStrength Acquisition”). The myStrength Acquisition will enable us to more fully address the health of the whole person by bringing behavioral health conditions including depression, anxiety, stress, substance use disorder, chronic pain, opioid addiction and recovery, and insomnia to our Applied Health Signals solution.
The total consideration for the myStrength Acquisition was $30.1 million in cash, subject to a closing adjustment of $0.1 million. As part of the myStrength Purchase Agreement, we are obligated to pay an earn-out consideration up to $5.0 million contingent upon satisfying future milestones for the year ending December 31, 2019 (the “myStrength Contingent Consideration”). We estimated the fair value of the myStrength Contingent Consideration to be $3.3 million as of the acquisition date using a Monte Carlo simulation model, which together with the cash consideration, resulted in total purchase consideration of $33.5 million. The myStrength Contingent Consideration is subject to remeasurement at each reporting date until the payments are made, with the remeasurement adjustment reported in our consolidated statements of operations. On June 30, 2019, we subsequently increased the fair value of the myStrength Contingent Consideration to $4.5 million and recorded an expense of $0.6 million and $1.2 million for the three and six months ended June 30, 2019, respectively, recorded in our condensed consolidated statements of operations.
The purchase consideration of $33.5 million was allocated as follows:

Amount
(in thousands)
Cash and cash equivalents	$2,643
Accounts receivable	1,337
Other current assets	140
Property and equipment	114
Intangible assets	13,900
Other assets	34
Total assets acquired	18,168
Accounts payable	173
Accrued expenses and other liabilities	1,787
Deferred revenue	1,400
Deferred tax liability, net	1,396
Total liabilities assumed	4,756
Goodwill	20,085
Total purchase consideration	$33,497

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the acquisition date:

	Cost	Useful Life
	(in thousands)	(years)
Customer relationships	$4,300	7.0
Developed technology	9,200	7.0
Trade name	400	5.0
Total	$13,900

The estimated fair values of the intangible assets acquired were determined based on the income approach to measure the fair value of the trade name, customer relationships, and developed technology. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy.
Additionally, during the three and six months ended June 30, 2019, we incurred a total of $0.3 million of acquisition-related costs as a result of the myStrength acquisition.
Goodwill represents the excess of the purchase consideration over the estimated acquisition date fair value of the net tangible and intangible assets acquired and liabilities assumed. Goodwill is primarily attributable to expected post-acquisition synergies from integrating myStrength’s assembled workforce and developed technology into our product offerings and cross-selling opportunities. Goodwill recorded is not deductible for income tax purposes.
Revenue and net loss of myStrength of $1.8 million and $0.1 million, respectively, for the three months ended June 30, 2019, were included in our condensed consolidated statement of operations. Revenue and net loss of myStrength of $2.8 million and $0.5 million, respectively, for the six months ended June 30, 2019, were included in our condensed consolidated statement of operations.
Unaudited Pro Forma Financial Information
The following unaudited pro forma information presents the combined results of operations as if the myStrength Acquisition had been completed on January 1, 2018, the beginning of the comparable prior annual reporting period. The unaudited pro forma results include adjustments primarily related to the following: (i) interest expense related to the legacy debt of myStrength that was not acquired; (ii) amortization of the acquired intangible assets; (iii) fair value adjustment for deferred revenue; (iv) the inclusion of acquisition-related costs as of the earliest period presented; and (v) the associated tax impact of the acquisitions and these unaudited pro forma adjustments.

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Revenue	$73,544	$30,264
Net loss	$(27,868)	$(13,818)

4. Balance Sheet Components
Inventories
Inventories of $13.8 million and $8.9 million, as of June 30, 2019 and December 31, 2018, respectively, consisted of finished goods.

Property and Equipment, Net
Property and equipment consisted of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)
Computer equipment and software	$1,145	$652
Furniture and fixtures	914	730
Capitalized internal-use software	8,003	5,653
Leasehold improvements	730	585
Property and equipment	10,792	7,620
Less: accumulated depreciation	(3,228)	(1,783)
Property and equipment, net	$7,564	$5,837

Depreciation and amortization expense was $0.8 million and $0.3 million for the three months ended June 30, 2019 and 2018, respectively, and $1.5 million and $0.5 million for the six months ended June 30, 2019 and 2018, respectively.
Intangible Assets, Net
Intangible assets consisted of the following as of June 30, 2019:

	Gross Value	Accumulated Amortization	Net Book Value	Weighted- Average Remaining Useful Life
	(in thousands)			(years)
Customer relationships	$8,190	$(726)	$7,464	7.6
Developed technology	11,020	(1,009)	10,011	6.2
Trade name	448	(62)	386	4.4
Total	$19,658	$(1,797)	$17,861
Intangible assets consisted of the following as of December 31, 2018:

	Gross Value	Accumulated Amortization	Net Book Value	Weighted- Average Remaining Useful Life
	(in thousands)			(years)
Customer relationships	$3,890	$(266)	$3,624	9.3
Developed technology	1,820	(329)	1,491	4.3
Trade names	48	(9)	39	1.4
Total	$5,758	$(604)	$5,154

Amortization expense for intangible assets for three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Customer relationships	$251	$81	$418	$81
Developed technology	353	77	730	86
Trade names	25	5	45	5
Total	$629	$163	$1,193	$172

The expected future amortization expense related to intangible assets as of June 30, 2019 was as follows:

Amount
(in thousands)
Remainder of 2019	$1,392
2020	2,769
2021	2,762
2022	2,750
2023	2,494
Thereafter	5,694
Total	$17,861

Goodwill
Goodwill consisted of the following:

Carrying Amount
(in thousands)
Beginning balance as of December 31, 2018	$15,709
Goodwill acquired (Note 3)	20,085
Ending balance as of June 30, 2019	$35,794

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)
Short-term deposits	$261	$718
Prepaid rent	175	227
Other prepaid expenses	2,331	2,084
Escrow deposit, current	2,100	1,750
Employee Receivable	741	—
Other current assets	110	156
Total	$5,718	$4,935

Other Noncurrent Assets
Other noncurrent assets consisted of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)
Escrow deposit, noncurrent	$3,150	$5,250
Other	3,262	235
Total	$6,412	$5,485

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)
Accrued payroll and employee benefits	$3,019	$1,447
Accrued bonus	4,435	5,857
Accrued sales and use taxes	1,897	1,887
Accrued rebates	1,081	609
Vendor accruals	3,083	1,574
Accrued commissions	1,598	1,470
Contingent consideration, current	4,954	1,316
Accrued professional services	1,385	295
Other accrued expenses	2,866	1,697
Total	$24,318	$16,152

5. Fair Value Measurements
The following table sets forth the fair value of our financial assets and liabilities by level within the fair value hierarchy:

	June 30, 2019
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Assets
Cash equivalents:
Money market funds	$22,391	$—	$—	$22,391
Total assets at fair value	$22,391	$—	$—	$22,391
Liabilities
Other current liabilities—contingent consideration	$—	$—	$4,954	$4,954
Other noncurrent liabilities—contingent consideration	—	—	2,990	2,990
Total liabilities at fair value	$—	$—	$7,944	$7,944

	December 31, 2018
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Assets
Cash equivalents:
Money market funds	$96,681	$—	$—	$96,681
Total assets at fair value	$96,681	$—	$—	$96,681
Liabilities
Other current liabilities—contingent consideration	$—	$—	$1,316	$1,316
Other noncurrent liabilities—contingent consideration	—	—	3,688	3,688
Total liabilities at fair value	$—	$—	$5,004	$5,004

Our valuation techniques used to measure the fair value of money market funds are derived from quoted prices in active markets for identical assets or liabilities.

In connection with the Retrofit Acquisition in April 2018, we recorded a contingent consideration liability, which is payable subject to the achievement of certain targets for 2018, 2019, and 2020. In connection with the myStrength Acquisition in February 2019, we recorded a contingent liability, which will be payable subject to the achievement of certain targets for 2019. The fair values of these contingent consideration liabilities were estimated with a Monte Carlo simulation model using Level 3 inputs, including projected qualified members, revenue volatility, and other market variables to assess the probability of us achieving the targets, and any subsequent changes in fair value are recorded in the consolidated statements of operations until settlement. See Note 3 for further discussion.
The following table sets forth the changes in our Level 3 financial liability during the six months ended June 30, 2019:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Beginning balance	$5,004	$—
Contingent consideration recorded upon acquisition (Note 3)	3,300	6,204
Change in fair value of contingent consideration (Note 3)	956	—
Payment related to Retrofit contingent consideration	(1,316)	—
Ending balance	$7,944	$6,204

6. Commitments and Contingencies
Operating Leases
We have entered into various noncancelable operating lease agreements primarily for our offices. We recognize operating lease costs on a straight-line basis over the term of each agreement, considering provisions such as free or escalating base monthly rental payments or deferred payment terms. We record rent expense associated with operating lease obligations in operating expenses in the consolidated statements of operations.
As of June 30, 2019, our net minimum payments under the noncancelable operating leases are as follows:

	Minimum Lease Payments	Sublease Income	Net Minimum Lease Payments
	(in thousands)
Remainder of 2019	$1,107	$30	$1,077
2020	1,006	61	945
2021	915	62	853
2022	939	63	876
2023	800	65	735
Thereafter	495	66	429
Total future minimum payments	$5,262	$347	$4,915

As of December 31, 2018, our net minimum payments under the noncancelable operating leases are as follows:

Year Ending December 31,	Minimum Lease Payments	Sublease Income	Net Minimum Lease Payments
	(in thousands)
2019	$2,027	$22	$2,005
2020	824	23	801
2021	729	24	705
2022	748	24	724
2023	606	25	581
Thereafter	296	25	271
Total future minimum payments	$5,230	$143	$5,087

Total rent expense paid to third parties was $0.6 million and $0.4 million during the three months ended June 30, 2019 and 2018, respectively, and $1.2 million and $0.8 million during the six months ended June 30, 2019 and 2018, respectively.
In February 2019, we entered into sublease arrangements with a stockholder for space for our Chicago, Illinois office. See further discussion in Note 13. Rent expense incurred for sublease arrangements for the three and six months ended June 30, 2019 and 2018 was not material.
In June 2019, we entered into an amendment to the lease agreement for our Mountain View office. The amendment makes changes to the original lease including (i) the addition of approximately 16,100 square feet of office space and (ii) an extension of our current lease term. The total future lease obligation is $11.3 million over the new lease term ending in January 2024.
Legal Matters
From time to time, we become involved in claims and other legal matters arising in the ordinary course of business. We investigate these claims as they arise. Although claims are inherently unpredictable, we are currently not aware of any matters that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial position or cash flows.
We accrue estimates for resolution of legal and other contingencies when losses are probable and estimable.
Although the results of litigation and claims are inherently unpredictable, we have not recorded an accrual for such contingencies as we believe that there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of June 30, 2019, and December 31, 2018.
Indemnification
We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, including, but not limited to, clients, business partners, landlords, contractors and parties performing our research and development. Pursuant to these arrangements, we agree to indemnify, hold harmless, and reimburse the indemnified party for certain losses suffered or incurred by the indemnified party as a result of our activities. The terms of these indemnification agreements are generally perpetual. The maximum potential amount of future payments we could be required to make under these agreements is not determinable. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the fair value of these agreements is not material. We maintain commercial general liability insurance and product liability insurance to offset certain of our potential liabilities under these indemnification provisions.
In addition, we indemnify our officers, directors and certain key employees while they are serving in good faith in their respective capacities. To date, there have been no claims under these indemnification provisions.

7. Stockholders’ Equity
Redeemable Convertible Preferred Stock

In conjunction with our IPO in July 2019, all shares of redeemable convertible preferred stock then outstanding, totaling 58,615,488 shares, were automatically converted into an equivalent number of shares of common stock on a one-to-one basis and their carrying value, totaling $237.0 million, inclusive of accretion of redeemable convertible preferred stock, was reclassified into stockholders’ equity on our condensed consolidated balance sheet.

We recognized accretion to the redemption price of our redeemable convertible preferred stock of less than $0.1 million for the three months ended June 30, 2019 and 2018; and $0.1 million and $0.1 million for the six months ended June 30, 2019 and 2018, respectively. Accretion is recognized as a reduction of additional paid-in capital with a corresponding increase to the carrying value of our redeemable convertible preferred stock. Upon completion of the IPO, the accretion rights of our redeemable convertible preferred stock were terminated.

In connection with the IPO, we filed an Amended and Restated Certificate of Incorporation which authorizes the issuance of 100,000,000 shares of undesignated preferred stock, par value of $0.001 per share, with rights and preferences, including voting rights, designated from time to time by our board of directors.
Common Stock

In July 2019, upon completion of our IPO, we sold 14,590,050 shares of our common stock at an offering price of $28.00 per share, including 1,903,050 shares of common stock pursuant to the exercise in full of the underwriters' option to purchase additional shares. We received net proceeds of $377.7 million, after deducting underwriting discounts and commissions of $28.6 million and estimated deferred offering costs of approximately $2.2 million.

In connection with the IPO, we filed an Amended and Restated Certificate of Incorporation which authorizes the issuance of 900,000,000 shares of common stock with a par value of $0.001 per share.
As of June 30, 2019 and December 31, 2018, we reserved shares of common stock, on an as-if-converted basis, for future issuance as follows:

	June 30,	December 31,
	2019	2018
	(in thousands)
Redeemable convertible preferred stock	58,615	58,615
Outstanding warrants to purchase common stock	785	785
Outstanding options to purchase common stock	15,352	17,571
Outstanding restricted stock units	5,011	1,827
Restricted stock awards subject to repurchase	736	—
Available for future issuance	77	1,741
Total	80,576	80,539

8. Common Stock Warrants
Common stock warrants outstanding as of June 30, 2019 and December 31, 2018 are as follows:

Holder	Issue Date	Outstanding Shares	Exercise Price	Exercisable Shares	Expiration Date
	(in thousands, except per share data)
Bank	4/16/2015	28	$0.36	28	9/5/2024
Bank	4/16/2015	63	$0.80	63	4/16/2025
Partner	3/1/2015	694	$2.28	694	2/28/2025
		785		785
There was no common stock warrant activity during the six months ended June 30, 2019. See Note 15 for discussion relating to common stock warrants exercised in July 2019.
9. Stock-Based Compensation
In November 2008, we adopted the EosHealth, Inc. 2008 Stock Incentive Plan (the “2008 Plan”), and in April 2014 we adopted the Livongo Health, Inc. 2014 Stock Incentive Plan (the “2014 Plan”) (collectively, the “Plans”) to grant equity-based incentives to certain officers, directors, consultants and employees. The 2014 Plan is intended as the successor to the 2008 Plan. Following April 22, 2014 (the “Effective Date”), no additional stock awards were granted under the 2008 Plan. From and after the Effective Date, all outstanding stock awards granted under the 2008 Plan remain subject to the terms of the 2008 Plan; however, if any shares underlying outstanding stock awards granted under the 2008 Plan expire or are terminated for any reasons prior to exercise, settlement or forfeiture because of the failure to meet a contingency or condition required to vest, such shares become available for issuance pursuant to awards granted under the 2014 Plan. All awards granted on or after the adoption of the 2014 Plan are subject to the terms of the 2014 Plan.
Stock Options
Stock options granted generally vest over four years with 25% of the option shares vesting one year from the vesting commencement date and then ratably on a monthly basis over the following 36 months. Options generally expire 10 years from the date of grant.

Stock option activity under the Plans is as follows:

		Options Outstanding
	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands, except per share data and years)
Balance as of December 31, 2018	1,741	17,571	$1.80	7.7	$89,990
Shares authorized	2,500	—
Exercised	—	(1,726)	$8.50
Forfeited/cancelled	493	(493)	$3.37
Restricted stock awards granted	(982)	—
Restricted stock units and Performance RSUs granted	(3,603)	—
Performance stock units (PSUs) granted	(100)	—
Performance RSUs forfeited	16	—
Performance stock units forfeited	12	—
Balance as of June 30, 2019	77	15,352	$1.86	7.3	$312,318
Vested and exercisable as of June 30, 2019		9,054	$1.25	6.6	$189,646

The aggregate intrinsic value of stock option awards exercised was $23.9 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively, and $28.1 million and $1.2 million for the six months ended June 30, 2019 and 2018, respectively. Aggregate intrinsic value represents the difference between the exercise price and the fair value of the shares underlying common stock on the date of exercise.
The weighted-average grant date fair value of stock options granted to employees during each of the three and six months ended June 30, 2018 was $1.52 per share. No options were granted during the three and six months ended June 30, 2019. As of June 30, 2019, total unrecognized compensation expense related to unvested stock options, Performance RSUs and restricted stock units granted to employees was $43.9 million, which was expected to be recognized over a weighted-average period of 3.3 years.
Options and Restricted Stock Units with Service- and Market-Based Vesting Conditions
In January 2018 and June 2018, we granted stock options covering a total of 1,402,820 shares with a combination of service- and market-based vesting conditions to an executive, of which stock options covering a total of 196,460 shares were subsequently canceled in March 2019. In January 2019, we granted restricted stock units covering a total of 161,250 shares with a combination of service- and market-based vesting conditions to another executive. For these options and restricted stock units, the market-based conditions are satisfied upon reaching certain equity valuation milestones based on a third-party valuation or total market capitalization following our IPO. 25% of these option grants and restricted stock units are scheduled to vest on the later of (i) one-year anniversary from the grant date or (ii) the satisfaction of the market-based vesting condition, and continued service with us through the vesting date, while the remaining options and restricted stock units are scheduled to vest in equal monthly installments over the next 36 months subject to satisfaction of the market-based vesting condition, and continued service with us through the vesting date. The probabilities of the actual number of options and restricted stock units expected to vest are reflected in the grant date fair values, and the compensation expense for these awards is recognized assuming the requisite service period is rendered and is not adjusted based on the actual number of shares subject to the options or restricted stock units that ultimately vest. We recognize the stock-based compensation expense over the longer period between the requisite service period and the derived service period, which is the expected period to reach the specified condition for each grant.
The estimated fair value of these options and restricted stock units were determined on the date of grant using the Monte Carlo simulation model, which utilizes multiple input variables to simulate a range of our possible future equity values and estimates the probabilities of the potential payouts. The determination of the estimated grant date fair value of these options and restricted stock units is affected by our equity valuation and a number of assumptions including our future estimated enterprise value, our risk-free interest rate, expected volatility and dividend yield.
The exercise price of the January 2018 market-based options was modified in June 2018. We used the Monte Carlo simulation model to determine the fair value of the modified option grants immediately before the modification and immediately after the modification, and noticed no increase in the fair value of the modified option grants. The remaining grant date fair value of the modified options is being recognized over the longer of the remaining explicit service period or the remaining new derived service period determined from the modification analysis.
We recognized stock-based compensation expense of $0.2 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively, and $0.4 million and $0.2 million for the six months ended June 30, 2019 and 2018, respectively, in connection with these service- and market-based grants. Additionally, we recognized stock-based compensation expense of $0.2 million related to the canceled market-based options for the six months ended June 30, 2019.
The unrecognized stock-based compensation expense for market-based awards as of June 30, 2019 was $2.1 million, which is expected to be recognized over a weighted-average period of 3.2 years.

Restricted Stock Awards

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested balance, December 31, 2018	—	$—
Issued	982	$9.76
Vested	(246)	$9.76
Unvested balance, June 30, 2019	736	$9.76

In March 2019, we issued a restricted stock award covering 982,301 shares of our common stock to an executive with a grant date fair value of $9.6 million.
We recognized stock-based compensation expense of $2.9 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively, and $3.1 million and $0.3 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, the unrecognized stock-based compensation expense related to these restricted stock awards was $6.5 million, which was expected to be recognized over a weighted-average period of 3.2 years.
Restricted Stock Units
During the year ended December 31, 2018 and the six months ended June 30, 2019, we granted restricted stock units that contain both service- and performance-based vesting conditions to our executives, employees and consultants (“Performance RSUs”). The service-based vesting condition is generally satisfied (i) over four years with 25% vesting on the one-year anniversary of the award and the remainder vesting monthly over the next 36 months, or (ii) over four years with 1/48 vesting on the one-month anniversary of the award, and remainder vesting monthly over the next 47 months, subject to the grantee’s continued service with us through the vesting dates. The performance-based vesting condition is satisfied upon the earlier of (i) a change in control where the consideration paid to our equity security holders is cash, publicly traded stock, or a combination of both, or (ii) six months and one day following our IPO. The satisfaction of the performance-based vesting condition became probable upon the completion of our IPO in July 2019, at which point we recorded cumulative stock-based compensation expense using the accelerated attribution method.

	Restricted Stock Units, Performance RSUs and PSUs	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Balance as of December 31, 2018	1,827	$6.42
Granted	3,703	$10.66
Vested	(491)	$7.70
Forfeited	(28)	$10.52
Balance as of June 30, 2019	5,011	$9.40

As of June 30, 2019, there was no stock-based compensation expense related to the Performance RSUs because the performance vesting condition was not deemed probable of occurring.
In January 2019, we granted restricted stock units covering 982,301 shares to an executive that contain only service-based vesting conditions over a four year period and, stock-based compensation expense during the three and six months ended June 30, 2019 was not material. In addition, we granted restricted stock units covering 491,151 shares that immediately vested on the grant date and recognized $3.8 million of stock-based compensation expense in our condensed consolidated statements of operations for the six months ended June 30, 2019.
During the three months ended June 30, 2019, we issued restricted stock units covering 225,000 shares with only service-based vesting conditions, which will be satisfied in quarterly installments through May 25, 2021. We also issued restricted stock units covering 100,000 shares with service- and other performance-based vesting conditions. The service-based vesting condition will be satisfied over four years. The performance-based vesting condition is satisfied upon both the achievement of certain sales milestones and our IPO. Stock-based compensation expense related to these restricted stock units was $0.2 million during each of the three and six months ended June 30, 2019.
Award Modifications
During the year ended December 31, 2018, our board of directors approved modifications to three outstanding restricted stock awards granted under the 2014 Plan, one held by a former employee providing services to us as of that date and the other two held by employees. One modification was to immediately vest 23,363 shares subject to restricted stock awards held by the former employee in September 2018, resulting in additional stock-based compensation expense of $0.1 million that was recognized in the consolidated statements of operations during the year ended December 31, 2018. The other two modifications were related to the cancellation of 753,546 shares subject to restricted stock awards and the grant of Performance RSUs covering 376,772 shares. Until the performance-based vesting condition for these Performance RSUs is satisfied, we continue to recognize stock-based compensation expense based on the remaining amount stock-based compensation expense measured for the restricted stock awards.
In June 2019, we amended an executive’s restricted stock award agreement, originally executed in March 2019 covering 982,301 shares of our common stock. The amendment (i) revised the forfeiture provision such that in the event that the executive ceases providing services to us as a result of his termination with cause prior to February 2020, then any vested shares as of such date will be forfeited immediately and (ii) removed our and certain preferred investors’ repurchase option for any vested restricted stock awards. As a result of this modification, we recognized $2.2 million of stock-based compensation expense in our consolidated statement of operations on the modification date.
Stock-Based Compensation Expense
Stock-based compensation expense in the consolidated statements of operations is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenue	$6	$3	$12	$4
Research and development expenses	491	328	852	590
Sales and marketing expenses	225	362	444	484
General and administrative expenses	3,915	259	8,839	613
Total stock-based compensation expense	$4,637	$952	$10,147	$1,691

Stock-based compensation costs related to capitalized internal-use software during each of the three and six months ended June 30, 2019 and 2018, was less than $0.1 million.
10. Income Taxes
We recorded an income tax benefit of $1.4 million for the six months ended June 30, 2019, primarily due to the state and foreign income tax expense and federal and state tax benefit related to release of the valuation allowance upon acquiring deferred tax liabilities in connection with the myStrength acquisition. The deferred tax liability provided an additional source of taxable income to support the realizability of pre-existing deferred tax assets. Income tax provision for the three months ended June 30, 2019 and the three and six months ended June 30, 2018, primarily attributable to the state and foreign income tax expense, was not material.

11. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to our common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
Net loss	$(14,244)	$(6,191)	$(29,204)	$(10,406)
Accretion of redeemable convertible preferred stock	(42)	(40)	(83)	(77)
Net loss attributable to common stockholders	$(14,286)	$(6,231)	$(29,287)	$(10,483)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	18,916	16,238	18,564	16,222
Net loss per share attributable to common stockholders, basic and diluted	$(0.76)	$(0.38)	$(1.58)	$(0.65)

As we have reported net loss for each of the periods presented, all potentially dilutive securities are antidilutive. The following potential outstanding shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Redeemable convertible preferred stock	58,615	58,615	58,615	58,615
Stock options	15,352	19,772	15,352	19,772
Restricted stock awards subject to repurchase	736	1,103	736	1,103
Common stock warrants	785	785	785	785
Restricted stock units	1,207	—	1,207	—
Total	76,695	80,275	76,695	80,275

The table above does not include 3,803,285 restricted stock units outstanding as of June 30, 2019 as these Performance RSUs and restricted stock units were subject to either performance-based or market-based vesting conditions that were not met as of those dates.
12. Segment Information
We operate as one operating segment as we only report financial information on an aggregate and consolidated basis to the Chief Executive Officer, our chief operating decision maker, who regularly reviews financial operating results on a consolidated basis for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results, and plans for components or types of products or services below the consolidated unit level. As of June 30, 2019, substantially all of our long-lived assets were located in the United States and all revenue was earned in the United States.
13. Related Party Transactions
During the three and six months ended June 30, 2018, we paid immaterial shared service fees related to financial, legal, and administrative support to a stockholder pursuant to a shared services agreement. No such fees were paid under this arrangement during the three and six months ended June 30, 2019.
We had an employment arrangement with a managing partner of a stockholder. Salary paid under the employment agreement for three and six months ended June 30, 2018 was not material. No such fees were paid during the three and six months ended June 30, 2019.
In 2014, we entered into a sublease agreement with a stockholder for office space from which our Chicago office operates. Rent expense was allocated to us based on space used. The sublease term totaled five years , which equaled the term of the underlying lease agreement. In March 2017, the master lease agreement was transferred to us and the stockholder subleased from us. Sublease income recorded for this sublease for the three and six months ended June 30, 2019 and 2018 was not material.

During the six months ended June 30, 2019, we assumed a lease agreement previously held by a stockholder for our Chicago office space with an initial expiration date in December 2024. We entered into a sublease agreement with the stockholder for a portion of the leased space. The sublease term expires in December 2024. Sublease income recorded for this sublease was not material for the three and six months ended June 30, 2019.
14. Employee Benefits
We sponsor a 401(k) plan for employees, which provides for us to make discretionary matching or discretionary annual contributions to the plan. We made no contributions to the plan during the years ended December 31, 2018. During the three and six months ended June 30, 2019, we recorded expense of $0.3 million and $0.6 million related to our 401(k) plan.
15. Subsequent Events
IPO
In July 2019, we completed our IPO in which we issued and sold 14,590,050 shares of our common stock at an offering price of $28.00 per share, for net proceeds of $377.7 million, after deducting underwriting discounts and commissions of $28.6 million and estimated deferred offering costs of approximately $2.2 million. See Note 1 for further discussion.
Loan and Security Agreement
In July 2019, we entered into a Loan and Security Agreement with Silicon Valley Bank ("SVB"). The agreement provides a secured revolving loan facility in an aggregate principal amount of up to $30.0 million. Revolving loans under this facility bear interest at a floating rate equal to the greater of (i) 5.25% or (ii) the prime rate published in the Wall Street Journal, minus 0.25%. Interest on the revolving loans is due and payable monthly in arrears. Revolving loans mature in July 2022.
Our obligations under the Loan and Security Agreement are secured by a security interest on substantially all of our assets, excluding our intellectual property. The Loan and Security Agreement contains a financial covenant along with covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock, and make investments, in each case subject to certain exceptions.
The Loan and Security Agreement also contains customary events of default, upon which SVB may declare all or a portion of our outstanding obligations payable to be immediately due and payable. There were no amounts outstanding under the agreement as of the issuance of these condensed consolidated financial statements.
Common Stock Warrants
In July 2019, 90,277 shares of common stock warrants were exercised for total proceeds of approximately $0.1 million.
2019 Employee Incentive Plan
In July 2019, our board of directors adopted, and our stockholders approved, our 2019 Plan. Our 2019 Plan became effective as of the business day immediately prior to the effective date of our IPO. Our 2019 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to our employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares to our employees, directors, and consultants and our parent and subsidiary corporations’ employees and consultants. A total of 8,004,000 shares of our common stock have been reserved for issuance pursuant to our 2019 Plan. In addition, the shares reserved for issuance under our 2019 Plan include (i) shares that were reserved but unissued under our 2014 Stock Incentive Plan, or our 2014 Plan, as of immediately prior to its termination, plus (ii) shares subject to awards under our 2014 Plan, and our 2008 Stock Incentive Plan, or 2008 Plan, that, on or after the termination of the 2014 Plan, expire or terminate and shares previously issued pursuant to our 2014 Plan or 2008 Plan, as applicable, that, on or after the termination of the 2014 Plan, are forfeited or repurchased by us (provided that the maximum number of shares that may be added to our 2019 Plan from the 2014 Plan and 2008 Plan is 21,770,029 shares). The number of shares of our common stock available for issuance under our 2019 Plan will also include an annual increase on the first day of each fiscal year beginning on January 1, 2020, equal to the least of: (i) 7,120,000 shares; (ii) 4% of the outstanding shares of our common stock as of the last day of our immediately preceding fiscal year; or (iii) such other amount as our board of directors may determine as of no later than the last day of our immediately preceding fiscal year.

2019 Employee Stock Purchase Plan
In July 2019, our board of directors adopted, and our stockholders approved, our ESPP. Our ESPP became effective as of the business day immediately prior to the effective date of our IPO. A total of 890,000 shares of our common stock are available for sale under our ESPP. In addition, the number of shares available for sale under our ESPP will include an annual increase on the first day of each fiscal year beginning on January 1, 2020, equal to the least of: (i) 2,670,000 shares, (ii) 1% of the outstanding shares of our common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as our board of directors may determine as of no later than the last day of our immediately preceding fiscal year. Each offering period will be approximately six months in duration commencing on the first trading day on or after May 15 and November 15 of each year and terminating on the first trading day on or after November 15 and May 15 approximately six months later, provided however that the first offering period commenced on the first trading day after our IPO date and will end on May 15, 2020. The purchase price of the shares will be 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the exercise date.
Lease Amendment
In August 2019, we executed a lease amendment for office space from which our Chicago office operates. The total future lease obligation is approximately $8.4 million. The associated lease term ends in December 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our Management's Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements in our final prospectus, as filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (File No. 333-232412) on July 25, 2019, or our Prospectus. As discussed in the section titled "Note Regarding Forward-Looking Statements," the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q and in our Prospectus.
Overview
Our mission is to empower people with chronic conditions to live better and healthier lives. The advancement of technology and data science has transformed nearly every industry except healthcare to create new, consumer-first experiences that are both personalized and empowering. Livongo is pioneering a new category in healthcare, called Applied Health Signals, which is transforming the management of chronic conditions.
Our platform, which leverages data science and technology, creates a new kind of personalized experience for people with chronic conditions (our members). This empowers our members to make sustainable behavior changes that lead to better outcomes and lower costs. The Livongo experience makes it easier for our members to stay healthy. We fit into the way our members live, put them in control of managing their condition, and give them an experience that they don’t just like, but love (evidenced by our average member NPS of +64 as of December 31, 2018).
We currently offer:
Livongo for Diabetes, which has historically accounted for a substantial portion of our revenue, and we expect that to continue for the next several years, as well as Livongo for Hypertension, Livongo for Prediabetes and Weight Management, and Livongo for Behavioral Health by myStrength.
Our solutions include a smart, cellular-connected device and related testing materials, if applicable, that are sent directly to the member, and member access to a suite of personalized feedback and remote monitoring and coaching services on our platform. We invoice our clients monthly on a per-member or per-solution basis, depending on the solution, and may also charge an upfront fee for the devices. We do not sell member support services separately. As a result, member enrollment and continued usage drives our revenue. We primarily generate revenue not through the upfront fee for our devices, but from the ongoing subscription revenue for our members to access to our platform.
Our business is based on a recurring revenue model, with our agreements having fixed and variable pricing components based on the number of members. This results in a highly predictable revenue stream, which helps us plan for growth and scale. Furthermore, over time, many of our clients make our solutions available to a greater percentage of their employee population, allowing us to both increase enrollment within our existing clients, which we refer to as product intensity, and for the sale of additional solutions to existing clients, which we refer to as product density.
We sell to companies of all sizes, including employers, from small businesses to Fortune 500 enterprises, hospital payors government entities, and labor unions. We currently derive a high concentration of our revenue from sales to clients that are self-insured employers, with hospital payors, government entities, and labor unions accounting for a smaller portion of our revenue. As of June 30, 2019 and December 31, 2018, we served 720 and 413 clients, respectively. As of June 30, 2019 and December 31, 2018, we had approximately 193,000 and 114,000 members, respectively, enrolled in our Livongo for Diabetes solution. In addition, we have a growing number of members enrolled in our hypertension, prediabetes and weight management, and behavioral health solutions. Our client and member base is located in the United States.
We have experienced significant growth since our inception. Our revenue increased $24.9 million, or 156%, to $40.9 million for the three months ended June 30, 2019, compared to $16.0 million for the three months ended June 30, 2018. Our revenue increased $44.5 million, or 156%, to $72.9 million for the six months ended June 30, 2019 compared to $28.4 million for the six months ended June 30, 2018. We have made significant investments to grow our business, particularly in research and development and sales and marketing. As a result, we have incurred net losses of $29.2 million and $10.4 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $142.8 million.
In July 2019, we completed our initial public offering, or IPO, and issued and sold 14,590,050 shares at an offering price of $28.00 per share, including 1,903,050 shares pursuant to the exercise in full of the underwriters' option to purchase additional shares. We received net proceeds of $377.7 million, after deducting underwriting discounts and commissions of $28.6 million and estimated deferred offering costs of approximately $2.2 million. Immediately prior to the closing of our IPO, all 58,615,488 shares of our then-outstanding redeemable convertible preferred shares automatically converted into 58,615,488 shares of common stock and we reclassified $237.0 million from temporary equity to additional paid-in capital and into common stock par value on our condensed consolidated balance sheet.
Factors Affecting Our Performance
New Client Acquisition. We believe there are significant opportunities for growth as enterprises and individuals seek better ways to manage chronic conditions. We believe our ability to add new clients is a key indicator of our increasing market adoption and future revenue potential. Our client count grew from 413 as of December 31, 2018 to 720 clients as of June 30, 2019, including 120 clients we acquired in connection with our acquisition of myStrength, Inc. completed in February 2019, representing an increase of 74%.
Our channel partners, PBMs and resellers play an important role in marketing to and contracting with our clients. They often speed up the process of contracting and increase our access to clients. Under our agreements with our channel partners, PBMs and resellers, we are obligated to pay such third parties an administrative or a marketing fee. While these relationships carry up-front costs, they significantly expand the distribution channels through which we may capture new clients and enroll new members. Our growth and financial results will depend in part on our ability to acquire new clients, particularly as we pursue Medicare Advantage, Managed Medicare, Fee for Service Medicare, Medicaid, and other fully-insured employers. Our ability to increase our total number of clients also increases our future opportunities for product intensity through expansion of members within an existing client using a solution, renewals, and product density through sales of additional solutions for other chronic conditions.
Product Intensity and Enrollment Impacts our Performance. An important component of our revenue growth strategy is to retain our existing clients and members, as well as increase product intensity through growing member enrollment within our client base. We believe we are well-positioned to continue our relationships with existing clients due to the quality of our solutions and member satisfaction with our solutions. Members see real value in our solutions and are satisfied with our offering. We work to continually improve our enrollment rate through the use of our AI+AI engine, which provides feedback on successful outreach and engagement strategies. Once a client is onboarded, we leverage our AI+AI engine to target and engage with potential new members in an informed manner that drives rapid enrollment and increases our product intensity in these new clients.
Expand Product Density through the Use of Additional Livongo Solutions. While Livongo for Diabetes was our first solution, there is significant overlap in the target members for each of our solutions and we see significant cross-selling opportunities. We commercially launched Livongo for Hypertension in August 2018. We currently offer solutions focused on diabetes, hypertension, prediabetes and weight management and behavioral health. We are continuing to invest in expanding our solutions, as well as developing solutions that address other chronic conditions. As we continue to add solutions that address additional chronic conditions to our platform and deepen our product density, we see increased sales opportunities as members often experience multiple chronic conditions simultaneously and could benefit from access to multiple Livongo solutions. Additionally, we see significant opportunities to add new clients and members to our platform as we offer an increasing number of solutions.
Enhance and Extend Our Platform. We offer web and mobile resources, empowering members to be active participants in their journey to becoming and staying physically and mentally healthy. Our AI+AI engine constantly assesses which approaches are most effective in helping our members, and we will continue to add to our repertoire as we receive further data and feedback. We expect to continue to invest in research and development to enhance our platform by improving our existing solutions and furthering product density by expanding into solutions for other chronic conditions. Our platform is highly scalable and is built to treat the whole person. We believe our platform can be expanded to address a range of chronic conditions, and we are constantly reviewing areas of improvement and potential density expansion. We are continuing to evaluate other chronic conditions, as well as solutions that are compatible with other payors such as government programs, including Medicare Advantage, Managed Medicaid, Fee for Service Medicare, and Medicaid. In addition to our ongoing investment in research and development, we may also pursue acquisitions of businesses, technologies and assets that complement and expand the functionality of our solutions to other chronic conditions, add to our technology or security expertise, or bolster our leadership position by gaining access to new clients or markets. For example, in the second quarter of 2018, we acquired a weight management program and subsequently fully integrated it into our platform as Livongo for Prediabetes and Weight Management, and in the first quarter of 2019, we acquired myStrength, which expanded our solutions to include behavioral health, which we are in the process of integrating into our platform.
Invest in Growth. We expect to continue to focus on long-term revenue growth through investments in sales and marketing and research and development. While we offer our own devices that are compatible with our solutions, we are also working to enhance our offering to integrate existing health monitoring devices and incorporate new technology. For example, in 2019 we announced a technology partnership with Amazon to leverage Amazon’s voice technology for our Livongo for Hypertension and our Livongo for Diabetes solutions. We also believe our solutions are well suited for people living with chronic conditions around the globe, and we view international expansion as a longer-term opportunity. In addition, we expect our general and administrative expenses to increase in absolute dollars for the foreseeable future to support our growth and because of additional costs as we become a public company, including expenses related to compliance with the rules and regulations of the SEC and the listing standards of Nasdaq, additional corporate and director and officer insurance expenses, greater investor relations expenses and increased legal, audit and consulting fees. While we expect our net loss to increase for the year ending December 31, 2019 because of these activities, we plan to balance these investments in future growth with a continued focus on managing our results of operations and investing judiciously. Accordingly, in the short term we expect these activities to increase our net losses, but in the long term we anticipate that these investments will positively impact our business and results of operations.
Timing of Sales. While we sell to and implement our solutions to clients year-round, we experience some seasonality in terms of when we enter into agreements with our clients and when we launch our solutions to members. We typically enter into a higher percentage of agreements with new clients, as well as renewal agreements with existing clients, in our third and fourth quarters, which coincide with typical employee benefit enrollment periods, with higher implementation rates in the first quarter. Regardless of when the agreement is entered into, we can typically complete client implementation in an average of approximately three months. Any downturn in sales, however, may negatively affect our revenue in future periods. Accordingly, the effect of downturns in sales and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods.
Key Metrics
We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following metrics are useful in evaluating our business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Clients	720	319	720	319
Enrolled Diabetes Members	192,934	80,368	192,934	80,368
Total contract value	$74,234	$24,804	$122,297	$36,085
Clients. We define our clients as business entities that have at least one active paid contract with us at the end of a particular period. Entities that access our platform through our channel partners, PBMs, and resellers are counted as individual clients. We do not count our channel partners, PBMs, or resellers as clients, unless they also separately have active paid contracts for our solutions. If business units or subsidiaries of the same entity enter into separate agreements with us, they are counted as separate clients. However, entities that have purchased multiple solutions through different contracts are treated as a single client.
Enrolled Diabetes Members. We believe our ability to grow the number of enrolled diabetes members is an indicator of penetration of our flagship solution, Livongo for Diabetes. We define our enrolled diabetes members as all individuals that are enrolled in Livongo for Diabetes at the end of a given period. This number excludes: (i) employees or dependents of a client that has ceased using our solution, (ii) employees who no longer have an employment relationship with an active client, and their dependents, and (iii) employees and dependents who have not been active on or used our solution for a period of time as specified in the applicable client’s agreement, which is typically between four and six months. Enrolled diabetes members as of June 30, 2019 excludes a significant opportunity we signed that still required budget authorization as of June 30, 2019, but that would give us a meaningful contribution to our 2020 and 2021 Livongo for Diabetes members. The impact would likely be in the range of 20,000 to 30,000 enrolled members during those years. This would, if funded for the January 1, 2020 start date, be an important contributor to our projected Livongo for Diabetes enrollment.

Total Contract Value. Total contract value is helpful in evaluating our business because it provides a means of evaluating future performance based on the estimated value of contracts entered into during a given period. Our new client subscriptions typically have a term of one to three years, and we generally invoice our clients in monthly installments at the end of each month in the subscription period based on the number of members in such month who were active on or used our solution within a certain period of time, as specified in the applicable client’s agreement. We define total contract value as contractually committed orders to be invoiced under agreements initially entered into during the relevant period. Agreements are only counted in total contract value in the period in which they are entered into, and for purposes of this calculation, we assume an average member enrollment rate. While some of our agreements include clauses providing for termination at the convenience of the client, when evaluating total contract value, we assume an agreement will be serviced for the full term. Until such time as these amounts are invoiced, which occurs at the end of each month of service, they are not recorded in revenue, deferred revenue, or elsewhere in our consolidated financial statements. Total contract value includes agreements entered into with new clients or renewals entered into with existing clients. Total contract value for the quarter ended June 30, 2019 includes one new client which represents a significant opportunity and which we expect will be an important contributor to our projected Livongo for Diabetes enrollment, but has limited member information with which to facilitate our enrollment efforts, so for purposes of calculating the total contract value for this client we used a lower than average member enrollment rate, and we expect enrolled diabetes members to be in the range of 20,000 to 30,000 members during 2020 and 2021.

Non-GAAP Financial Measures

We believe that, in addition to our financial results determined in accordance with GAAP, adjusted gross profit, adjusted gross margin, and adjusted EBITDA, all of which are non-GAAP financial measures, are useful in evaluating our business, results of operations, and financial condition.
Adjusted Gross Profit and Adjusted Gross Margin
Adjusted gross profit and adjusted gross margin are key performance measures that our management uses to assess our overall performance. We define adjusted gross profit as GAAP gross profit, excluding stock-based compensation expense and amortization of intangible assets. We define adjusted gross margin as our adjusted gross profit divided by our revenue. We believe adjusted gross profit and adjusted gross margin provide our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations, as these metrics eliminate the effects of stock-based compensation and amortization of intangible assets from period-to-period as factors unrelated to overall operating performance. The following table presents a reconciliation of adjusted gross profit from the most comparable GAAP measure, gross profit, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Gross profit	$28,003	$11,272	$49,924	$20,630
Add:
Stock-based compensation expense	6	3	12	4
Amortization of intangible assets	353	83	680	92
Adjusted gross profit	$28,362	$11,358	$50,616	$20,726
Adjusted gross margin (as a percentage of revenue)	69.4%	71.1%	69.4%	72.9%
Adjusted EBITDA
Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes and in evaluating acquisition opportunities.
We calculate adjusted EBITDA as net loss adjusted to exclude (i) depreciation and amortization, (ii) amortization of intangible assets, (iii) stock-based compensation expense, (iv) acquisition-related expenses, (v) change in fair value of contingent consideration, (vi) other income, net, and (vii) provision for (benefit from) income taxes.
The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net loss	$(14,244)	$(6,191)	$(29,204)	$(10,406)
Add:
Depreciation and amortization(1)	754	270	1,450	472
Amortization of intangible assets	629	163	1,193	172
Stock-based compensation expense	4,637	952	10,147	1,691
Acquisition-related expenses(2)	18	45	225	241
Change in fair value of contingent consideration	282	—	956	—
Other income, net(3)	(185)	(329)	(647)	(465)
Provision for (benefit from) income taxes	5	7	(1,383)	14
Adjusted EBITDA	$(8,104)	$(5,083)	$(17,263)	$(8,281)
______________

(1)	Depreciation and amortization includes depreciation of property and equipment, amortization of debt discount, and amortization of capitalized internal-use software costs.

(2)	Acquisition-related expenses consist primarily of transaction and transition related fees and expenses, including legal, accounting, and other professional fees.

(3)	Other income, net includes interest income, interest expense, and other income (expense).
Some of the limitations of adjusted EBITDA include (i) adjusted EBITDA does not properly reflect capital commitments to be paid in the future, and (ii) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and adjusted EBITDA does not reflect these capital expenditures. Our adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate adjusted EBITDA in the same manner as we calculate the measure, limiting its usefulness as a comparative measure. In evaluating adjusted EBITDA, you should be aware that in the future we will incur expenses similar to the adjustments in this presentation. Our presentation of adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these expenses or any unusual or non-recurring items. When evaluating our performance, you should consider adjusted EBITDA alongside other financial performance measures, including our net loss and other GAAP results.
Components of Statements of Operations
Revenue
The substantial majority of our revenue is derived from monthly subscription fees that are charged based on a PPPM basis, which is determined based on number of active enrolled members each month. In certain agreements associated with our Livongo for Behavioral Health by myStrength solution, clients either pay a fixed upfront fee or a monthly fee based on the number of members to whom the solution is available. Our solution incorporates the integration of devices used to monitor members’ chronic conditions, supplies and services, including access to our platform. The contract term is generally one to three years, with one year auto-renewal terms. There is usually a six-month minimum enrollment period within our contracts.
Many of our customers can stop their monthly recurring subscription but will be required to pay an early termination fee if the termination occurs during the minimum enrollment period. Additionally, certain of our contracts are subject to pricing adjustments based on various performance metrics including member satisfaction scores, cost savings guarantees and health outcome guarantees.
We also generate revenue from the sale of certain of our connected devices such as a cellular-connected weight scale in our Livongo for Prediabetes and Weight Management solution. Revenue for the connected devices is recognized when these devices are shipped and revenue for our services and access to our platform is recognized ratably over time, but not to exceed any amounts that are subject to contingent revenue limitations. However, we expect that this solution will be offered on a PPPM fee basis in the future.
Although we are in the early stages of selling our newer solutions, we are experiencing client demand to broaden their relationship with Livongo and are seeing add-on orders as well as contracts being executed with multiple solutions.

Our contracts are negotiated directly with the customer or through a partner. We are the principal with respect to the contracts originated through partners as we are the primary obligor responsible for providing the solutions to members, we have latitude in establishing pricing, and we have inventory risk. In these situations, revenue is recognized on a gross basis and fees paid to partners are recorded as commission expenses as a component of sales and marketing expenses.
Cost of Revenue
Cost of revenue consists of expenses that are closely correlated or directly related to delivery of our solutions and monthly subscription fees, including product costs, data center costs, client support costs, credit card processing fees, allocated overhead costs, amortization of developed technology, and amortization of deferred costs. For our Livongo for Diabetes program, device costs are deferred and amortized over the shorter of the expected member enrollment period or the expected device life. For our newer product lines, device costs are recognized in the first month of the device’s activation. Certain personnel expenses associated with supporting these functions, such as salaries, bonuses, stock-based compensation expense and benefits, including allocated overhead expenses for facilities, information technology and depreciation expense, are included in cost of revenue. We expect cost of revenue to increase in the foreseeable future in absolute dollars, but decrease as a percentage of revenue over the long term.
Gross Profit and Gross Margin
Gross profit and gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by various factors, including the timing of our acquisition of new clients, renewals of our existing agreements, sales of additional solutions to our existing clients, our product lifecycle as we transition into new products, our introduction of new solutions for other chronic conditions, including the costs associated with bringing such new solutions to market, the extent to which we expand our coaching and monitoring features, and the extent to which we can increase the efficiency of our technology through ongoing improvements, cost reduction, and operational efficiency. We expect our gross margin to increase over the long term, although it could fluctuate from period to period depending on the interplay of these and other factors.
Operating Expenses
Our operating expenses primarily consist of sales and marketing, research and development and general and administrative expenses. For each of these categories, personnel costs are the most significant component, which include salaries, bonuses, stock-based compensation expense and benefits. Operating expenses also include overhead costs for facilities, information technology, and depreciation expense.
As a result of certain stock-based compensation expense related to stock awards, we expect our research and development, sales and marketing, and general and administrative expenses to increase significantly in absolute dollars.
Research and Development. Our research and development expenses support our efforts to add new features to our existing solutions and to ensure the reliability and scalability of our existing solutions. Research and development expenses consist of personnel expenses, including salaries, bonuses, stock-based compensation expense and benefits for employees and contractors for our engineering, product, and design teams, and allocated overhead costs. We have expensed our research and development costs as they were incurred, except those costs that have been capitalized as software development costs.
We plan to hire employees for our engineering team to support our research and development efforts. We expect that research and development expenses will increase on an absolute dollar basis in the foreseeable future as we continue to increase investments in our technology architecture. However, we expect our research and development expenses to decrease as a percentage of revenue over the long term, although our research and development expenses may fluctuate as a percentage of revenue from period to period due to the timing and amount of these expenses.
Sales and Marketing. Sales and marketing expenses consist of personnel expenses, sales commissions for our direct sales force and our channel partners’ commission expenses, as well as communication, promotional, client conferences, public relations, other marketing events, and allocated overhead costs. Personnel expenses include salaries, bonuses, stock-based compensation expense and benefits for employees and contractors. We currently expense sales commissions in the period of sale. Once we adopt ASC 606, sales commissions may be amortized to sales and marketing expense over the estimated period of benefit. We intend to continue to make significant investment in our sales and marketing organization to increase our brand awareness, drive additional revenue and expand into new markets. As a result, we expect our sales and marketing expenses to continue to increase in absolute dollars in the foreseeable future. However, we expect our sales and marketing expenses to decrease as a percentage of revenue over the long term, although our sales and marketing expenses may fluctuate as a percentage of revenue from period to period due to the timing and amount of these expenses.

General and Administrative. General and administrative expenses consist of personnel expenses and related expenses for our executive, finance, human resources and legal organizations. In addition, general and administrative expenses include external legal, accounting and other professional fees, and allocated overhead costs. We expect our general and administrative expenses to increase in absolute dollars in the foreseeable future. However, we anticipate general and administrative expenses to decrease as a percentage of revenue over the long term, although they may fluctuate as a percentage of revenue from period to period due to the timing and amount of these expenses.
In addition, we expect to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and the listing standards of Nasdaq, additional corporate and director and officer insurance expenses, greater investor relations expenses and increased legal, audit and consulting fees.
Other Income, Net
Other income, net primarily consists of interest income earned from our cash and cash equivalents.
Provision for (Benefit from) Income Taxes
The income tax provision and benefit were primarily due to state and foreign income tax expense, and federal benefit related to release of a valuation allowance upon acquired deferred tax liabilities.
Deferred tax assets are reduced by a valuation allowance to the extent management believes it is not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management makes estimates and judgments about future taxable income based on assumptions that are consistent with our plans and estimates.
Results of Operations
The following tables set forth consolidated statements of operations for the periods indicated and such data as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Revenue	$40,886	$15,981	$72,947	$28,443
Cost of revenue(1)(2)	12,883	4,709	23,023	7,813
Gross profit	28,003	11,272	49,924	20,630
Operating expenses:
Research and development(1)	10,291	5,533	19,285	9,681
Sales and marketing(1)(2)	18,152	7,755	33,101	13,366
General and administrative(1)(3)	13,702	4,497	27,816	8,440
Change in fair value of contingent consideration	282	—	956	—
Total operating expenses	42,427	17,785	81,158	31,487
Loss from operations	(14,424)	(6,513)	(31,234)	(10,857)
Other income, net	185	329	647	465
Loss before provision for income taxes	(14,239)	(6,184)	(30,587)	(10,392)
Provision for (benefit from) income taxes	5	7	(1,383)	14
Net loss	$(14,244)	$(6,191)	$(29,204)	$(10,406)
______________

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenue	$6	$3	$12	$4
Research and development	491	328	852	590
Sales and marketing	225	362	444	484
General and administrative	3,915	259	8,839	613
Total stock-based compensation expense	$4,637	$952	$10,147	$1,691
______________

(2)	Includes amortization of intangible assets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenue	$353	$83	$680	$92
Sales and marketing	276	80	513	80
Total amortization of intangible assets	$629	$163	$1,193	$172
______________

(3)	Includes acquisition-related expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
General and administrative	$18	$45	$225	$241
Total acquisition-related expenses	$18	$45	$225	$241

	Three Months Ended June 30,		Six Months Ended June 30,
Percentage of Revenue Data	2019	2018	2019	2018
Revenue	100%	100%	100%	100%
Cost of revenue	32	29	32	27
Gross profit	68	71	68	73
Operating expenses:
Research and development	25	35	26	34
Sales and marketing	44	49	45	47
General and administrative	33	28	39	30
Change in fair value of contingent consideration	1	—	1	—
Total operating expenses	103	112	111	111
Loss from operations	(35)	(41)	(43)	(38)
Other income, net	—	2	1	1
Loss before provision for income taxes	(35)	(39)	(42)	(37)
Provision for (benefit from) income taxes	—	—	(2)	—
Net loss	(35)%	(39)%	(40)%	(37)%
Comparison of Three and Six Months Ended June 30, 2019 and 2018
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)			(dollars in thousands)
Revenue	$40,886	$15,981	156%	$72,947	$28,443	156%

Comparison of Three Months Ended June 30, 2019 and 2018
Revenue was $40.9 million for the three months ended June 30, 2019 compared to $16.0 million for the three months ended June 30, 2018, an increase of $24.9 million, or 156%.
The increase in revenue was primarily due to increases in monthly subscription revenue. Total monthly subscription revenue increased to $37.1 million, or 91% of revenue, for the three months ended June 30, 2019, compared to $14.6 million, or 91% of revenue for the three months ended June 30, 2018, representing an increase of $22.5 million, or 154%. Growth in subscription fees is primarily due to growth in enrolled diabetes members, which increased by approximately 113,000 enrolled diabetes members, or 140%, from approximately 80,000 enrolled diabetes members as of June 30, 2018 to approximately 193,000 enrolled diabetes members as of June 30, 2019, along with an increase in monthly subscription revenue from Livongo for Hypertension. With the acquisition of myStrength in February 2019, we generated $1.8 million from our Livongo for Behavioral Health by myStrength solution during the three months ended June 30, 2019.
Comparison of Six Months Ended June 30, 2019 and 2018
Revenue was $72.9 million for the six months ended June 30, 2019 compared to $28.4 million for the six months ended June 30, 2018, an increase of $44.5 million, or 156%.
The increase in revenue was primarily due to an increase in monthly subscription revenue. Monthly subscription revenue increased $40.2 million, or 150%, to $67.0 million, or 92%, of revenue for the six months ended June 30, 2019, compared to monthly subscription revenue of $26.8 million, or 94%, of revenue in the six months ended June 30, 2018. Growth in subscription revenue is mainly the result of growth in enrolled diabetes members which totaled approximately 193,000 members as of June 30, 2019 compared to approximately 80,000 members as of June 30, 2018, representing an increase of 140%, and, to a lesser extent, an increase in hypertension revenue. Additionally, revenue increased $5.0 million for the six months ended June 30, 2019, driven by Livongo for Behavioral Health by myStrength following the myStrength acquisition in February 2019 and Livongo for Prediabetes and Weight Management following the Retrofit acquisition in April 2018.
Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)			(dollars in thousands)
Cost of revenue	$12,883	$4,709	174%	$23,023	$7,813	195%
Comparison of Three Months Ended June 30, 2019 and 2018
Cost of revenue was $12.9 million for the three months ended June 30, 2019, compared to $4.7 million for the three months ended June 30, 2018, an increase of $8.2 million, or 174%.
The increase in cost of revenue was primarily due to a $5.4 million increase in devices, supplies, and fulfillment costs as a result of growth and increased shipments of Livongo for Diabetes and Livongo for Hypertension welcome kits. The increase was also driven by a $2.6 million increase in member coaching and support costs to support the growth in enrolled diabetes members and a $0.3 million increase in amortization of intangible assets from the Retrofit and myStrength acquisitions.
Comparison of Six Months Ended June 30, 2019 and 2018
Cost of revenue was $23.0 million for the six months ended June 30, 2019 compared to $7.8 million for the six months ended June 30, 2018, an increase of $15.2 million, or 195%.
The increase in cost of revenue was primarily due to a $9.8 million increase in devices, supplies, cellular and fulfillment costs as a result of growth and increased shipments of welcome kits, including the Livongo for Diabetes and the new Livongo for Hypertension devices launched in 2018, along with the Retrofit acquisition in April 2018. The increase in cost of revenue was also driven by an increase of $4.4 million in coaching, data center, and member supports costs, along with an increase of $0.6 million in amortization of intangible assets related to the Retrofit and myStrength acquisitions.

Gross Profit and Gross Margin

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)			(dollars in thousands)
Gross profit	$28,003	$11,272	148%	$49,924	$20,630	142%
Gross margin	68.5%	70.5%		68.4%	72.5%
Comparison of Three Months Ended June 30, 2019 and 2018
Gross profit was $28.0 million for the three months ended June 30, 2019 compared to $11.3 million for the three months ended June 30, 2018, an increase of $16.7 million, or 148%. The increase in gross profit was the result of an increase in monthly subscription revenue due to the continued addition of new enrolled diabetes members.
Gross margin was 68.5% for the three months ended June 30, 2019 compared to 70.5% for the three months ended June 30, 2018. The decrease in gross margin was primarily due to an increase in devices, supplies, and fulfillment costs and the launch of our Livongo for Prediabetes and Weight Management solution.
Comparison of Six Months Ended June 30, 2019 and 2018
Gross profit was $49.9 million for the six months ended June 30, 2019 compared to $20.6 million for the six months ended June 30, 2018, an increase of $29.3 million, or 142%. The increase in gross profit in the six months ended June 30, 2019 was primarily the result of the growth of new enrolled diabetes members and the launch of new solutions, Livongo for Prediabetes and Weight Management in April 2018 and Livongo for Behavioral Health by myStrength in February 2019.
Gross margin was 68.4% for the six months ended June 30, 2019 compared to 72.5% for the six months ended June 30, 2018. The decrease in gross margin was primarily due to an increase in devices, supplies, and fulfillment costs due to our growth in monthly subscription revenue driven by the growth of new enrolled diabetes members and the launch of new solutions, Livongo for Prediabetes and Weight Management in April 2018 and Livongo for Behavioral Health by myStrength in February 2019.
Operating Expenses
Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)			(dollars in thousands)
Research and development	$10,291	$5,533	86%	$19,285	$9,681	99%
Comparison of Three Months Ended June 30, 2019 and 2018
Research and development expenses were $10.3 million for the three months ended June 30, 2019 compared to $5.5 million for the three months ended June 30, 2018, an increase of $4.8 million, or 86%.
The increase in research and development expenses was primarily due to a $3.0 million increase in personnel expenses as a result of increases in headcount and stock-based compensation expense, a $1.0 million increase in consulting and development costs to support the development of new product offerings, a $0.4 million increase in amortization expense due to capitalized software development costs, and a $0.3 million increase in allocated overhead costs.
Comparison of Six Months Ended June 30, 2019 and 2018
Research and development expenses were $19.3 million for the six months ended June 30, 2019 compared to $9.7 million for the six months ended June 30, 2018, an increase of $9.6 million, or 99%.
The increase in research and development expenses was primarily due to a $6.0 million increase in personnel expenses due to increases in headcount and stock-based compensation expense, a $2.0 million increase in consulting and development costs related to the development of new product offerings, a $0.8 million increase in amortization expense related to capitalized software development costs, and a $0.5 million increase in allocated overhead costs.
Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$18,152	$7,755	134%	$33,101	$13,366	148%
Comparison of Three Months Ended June 30, 2019 and 2018
Sales and marketing expenses were $18.2 million for the three months ended June 30, 2019 compared to $7.8 million for the three months ended June 30, 2018, an increase of $10.4 million, or 134%.
The increase in sales and marketing expenses was primarily due to a $3.8 million increase in personnel expenses as a result of department headcount growth, a $3.0 million increase in partner commissions due to increased sales activities through our channel partners, a $2.4 million increase in expenses due to marketing campaigns and health industry conferences, a $0.6 million increase in allocated facility and IT costs, a $0.4 million increase in travel expenses, and a $0.2 million increase in amortization expense related to acquired intangible assets.
Comparison of Six Months Ended June 30, 2019 and 2018
Sales and marketing expenses were $33.1 million for the six months ended June 30, 2019 compared to $13.4 million for the six months ended June 30, 2018, an increase of $19.7 million, or 148%.
The increase in sales and marketing expenses was primarily due to a $7.8 million increases in personnel expenses and sales commissions as a result of department headcount growth, a $4.9 million increase in corporate and marketing campaign expenses, a $4.4 million increase in partner commissions due to increased sales activities through channel partners, a $1.1 million increase in allocated overhead costs, a $0.8 million increase in travel expenses, a $0.4 million increase in amortization expense related to acquired intangible assets, and a $0.3 million increase in consulting costs.
General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)			(dollars in thousands)
General and administrative	$13,702	$4,497	205%	$27,816	$8,440	230%
Comparison of Three Months Ended June 30, 2019 and 2018
General and administrative expenses were $13.7 million for the three months ended June 30, 2019 compared to $4.5 million for the three months ended June 30, 2018, an increase of $9.2 million, or 205%.
The increase in general and administrative expenses was primarily due to a $5.4 million increase in personnel expenses as a result of department headcount growth and stock-based compensation expense, a $3.0 million increase in professional and consulting costs to support our growth and preparation to become a public company, a $0.3 million increase in travel expenses, and a $0.3 million increase in allocated overhead costs.
Comparison of Six Months Ended June 30, 2019 and 2018
General and administrative expenses were $27.8 million for the six months ended June 30, 2019 compared to $8.4 million for the six months ended June 30, 2018, an increase of $19.4 million, or 230%.
The increase in general and administrative expenses was primarily due to a $12.4 million increase in personnel expenses as a result of department headcount growth and stock-based compensation expense, a $5.9 million increase in professional and consulting costs to support our acquisitions, growth and preparation to become a public company, a $0.5 million increase in allocated overhead costs, and a $0.5 million increase in travel costs.
Change in Fair Value of Contingent Consideration

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)			(dollars in thousands)
Change in fair value of contingent consideration	$282	$—	*	$956	$—	*
______________

*	Percentage not meaningful
Comparison of Three Months Ended June 30, 2019 and 2018
The change in fair value of contingent consideration for the three months ended June 30, 2019 was attributable to a $0.6 million increase in the fair value of the earn-out contingent consideration associated with the myStrength acquisition, partially offset by a $0.3 million decrease in the fair value of the earn-out contingent consideration associated with the Retrofit acquisition.
Comparison of Six Months Ended June 30, 2019 and 2018
The change in fair value of contingent consideration for the six months ended June 30, 2019 was attributable to a $1.3 million increase in the fair value of the earn-out contingent consideration associated with the myStrength acquisition, partially offset by a $0.3 million decrease in the fair value of the earn-out contingent consideration related to the Retrofit acquisition.
Other Income, Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)			(dollars in thousands)
Other income, net	$185	$329	(44)%	$647	$465	39%
Comparison of Three Months Ended June 30, 2019 and 2018
Other income, net decreased by $0.1 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to lower interest earned on cash and cash equivalent balances.
Comparison of Six Months Ended June 30, 2019 and 2018
Other income, net increased by $0.2 million for the six months ended June 30, 2019 primarily due to interest earned on cash and cash equivalent balances, which increased as a result of the net proceeds of $104.8 million from the issuance of our Series E redeemable convertible preferred stock in April 2018.
Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)			(dollars in thousands)
Provision for (benefit from) income taxes	$5	$7	*	$(1,383)	$14	*
______________

*	Percentage not meaningful
Comparison of Three Months Ended June 30, 2019 and 2018
The provision for (benefit from) income taxes was consistent for the three months ended June 30, 2019, compared to the three months ended June 30, 2018.

Comparison of Six Months Ended June 30, 2019 and 2018
We had a benefit from income taxes of $1.4 million for the six months ended June 30, 2019, compared to a provision for income taxes for the six months ended June 30, 2018, primarily due to the release of a valuation allowance arising from a deferred tax liability in connection with the myStrength acquisition. The deferred tax liability provided an additional source of taxable income to support the realizability of pre-existing deferred tax assets.
Liquidity and Capital Resources
As of June 30, 2019, we had cash and cash equivalents of $38.2 million. Our cash and cash equivalents primarily consist of highly liquid investments in money market funds and cash. Since our inception, we have generated significant operating losses from our operations as reflected in our accumulated deficit of $142.8 million as of June 30, 2019 and negative cash flows from operations.
In July 2019, we completed our initial public offering, or IPO, and issued and sold 14,590,050 shares at an offering price of $28.00 per share, including 1,903,050 shares pursuant to the exercise in full of the underwriters' option to purchase additional shares. We received net proceeds of $377.7 million, after deducting underwriting discounts and commissions of $28.6 million and estimated deferred offering costs of approximately $2.2 million. Immediately prior to the closing of the IPO, all 58,615,488 shares of our then-outstanding redeemable convertible preferred stock automatically converted into 58,615,488 shares of common stock and we reclassified $237.0 million from redeemable convertible preferred stock to additional paid-in capital and into common stock on our condensed consolidated balance sheet.
Prior to our IPO, we have financed our operations principally through private placements of our equity securities and payments received from clients whose employees and dependents access our solutions.
In July 2019, we entered into a loan and security agreement with SVB. The agreement provides a secured revolving loan facility in an aggregate principal amount of up to $30.0 million. Revolving loans under this facility bear interest at a floating rate equal to the greater of (i) 5.25% or (ii) the prime rate published in the Wall Street Journal, minus 0.25%. Interest on the revolving loans is due and payable monthly in arrears. Revolving loans mature in July 2022. Our obligations under the loan and security agreement are secured by a security interest on substantially all of our assets, excluding our intellectual property. The loan and security agreement contains a financial covenant along with covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock, and make investments, in each case subject to certain exceptions. The loan and security agreement also contains customary events of default, upon which SVB may declare all or a portion of our outstanding obligations payable to be immediately due and payable. There were no amounts outstanding under the loan and security agreement as of the date of filing of this Quarterly Report on Form 10-Q.
We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the investments we intend to continue to make in research and development and sales and marketing and due to additional general and administrative costs we expect to incur in connection with operating as a public company. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.
We believe that our existing cash and cash equivalents will be sufficient to fund our operating and capital needs for at least the next 12 months. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary because of, and our future capital requirements will depend on, many factors, including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing activities, the timing of introductions of new solutions or features, and the continued market adoption of our solutions. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be adversely affected.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(39,961)	$(12,922)
Net cash used in investing activities	$(30,007)	$(20,973)
Net cash provided by (used in) financing activities	$(116)	$104,085
Cash Flows from Operating Activities
Our largest source of operating cash flows is cash collections from our clients for access to our solutions. Our primary use of cash from operating activities is for personnel-related expenditures to support the growth of our business.
Net cash used in operating activities during the six months ended June 30, 2019 of $40.0 million was attributable to a $29.2 million net loss, adjusted for $12.9 million of non-cash adjustments and $23.6 million of net cash outflow from changes in operating assets and liabilities. The non-cash adjustments primarily consist of $10.1 million of stock-based compensation expense, $1.5 million of depreciation and amortization, $1.2 million of amortization of intangible assets, $1.0 million of change in fair value of contingent consideration, partially offset by $1.4 million of deferred income taxes related benefit. The net cash outflow from changes in operating assets and liabilities is primarily the result of an increase of $17.6 million in accounts receivable due to higher billings and timing of collections, an increase of $7.4 million in deferred costs as our upfront device sales have increased, an increase in inventory of $4.9 million driven by growth, partially offset by an increase of $3.0 million in accounts payable, accrued expenses and other liabilities and an increase of $2.4 million in advance payments from a partner.
Net cash used in operating activities during the six months ended June 30, 2018 of $12.9 million was attributable to a $10.4 million net loss, adjusted for $2.4 million of non-cash adjustments and $4.9 million of net cash outflow from changes in operating assets and liabilities. The non-cash adjustments primarily consist of $1.7 million in stock-based compensation expense, $0.5 million in depreciation and amortization, and $0.2 million in amortization of intangible assets. The net cash outflow from changes in operating assets and liabilities is primarily the result of an increase of $3.6 million in accounts receivable due to higher billings and timing of collections, an increase of $2.1 million of deferred costs as our Livongo for Diabetes device shipments increased, partially offset by a decrease of $0.5 million in inventories, all of which were related to growth.
Cash Flows from Investing Activities
Net cash used in investing activities during the six months ended June 30, 2019 of $30.0 million was primarily attributable to the $27.4 million net payment for the myStrength acquisition, $2.4 million in capitalized internal-use software costs, and $0.6 million in capital expenditures to support our growth, partially offset by $0.4 million of proceeds from the release of the escrow deposit related to the Retrofit acquisition.
Net cash used in investing activities during the six months ended June 30, 2018 of $21.0 million was primarily attributable to a $12.3 million net payment and a $7.0 million escrow deposit payment for the Retrofit acquisition, $1.3 million in capitalized internal-use software costs, and $0.3 million in capital expenditures to support our growth.
Cash Flows from Financing Activities
Net cash used in financing activities during the six months ended June 30, 2019 of $0.1 million was attributable to payments of $1.6 million for deferred offering costs associated with our IPO, partially offset by $1.4 million of proceeds from the exercise of stock options.
Net cash provided by financing activities during the six months ended June 30, 2018 of $104.1 million was primarily attributable to a $104.8 million of net proceeds from the issuance of our Series E redeemable convertible preferred stock and $0.3 million in proceeds from the exercise of stock options, partially offset by a $1.0 million payment of deferred purchase consideration related to our acquisition of Diabeto Inc.

Contractual Obligations and Other Commitments
The following table summarizes our contractual obligations as of December 31, 2018:

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)
Operating lease obligations	$2,027	$1,553	$1,354	$296	$5,230
The operating lease obligation amounts above exclude sublease income of $0.1 million as of December 31, 2018. Purchase orders issued in the ordinary course of business are not included in the table above, as our purchase orders are generally fulfilled within short time periods.
As of June 30, 2019, there were no material changes from the contractual obligations and commitments since December 31, 2018, other than as set forth below:
In February 2019, we entered into a lease obligation for our Chicago office. The total lease obligation is $0.9 million, net of sublease income of $0.2 million, over the lease term ending in December 2024. In August 2019, we further amended this lease. The total future lease obligation for the amended lease is approximately $8.4 million. The amended lease ends in December 2026.
In June 2019, we entered into an amendment to the lease agreement for our Mountain View office. The amendment expands our office space and extends the lease term of our existing lease. The total future lease obligation for our Mountain View office is $11.3 million over the lease term ending in January 2024.
In July 2019, we entered into a Loan and Security Agreement with SVB. The agreement provides a secured revolving loan facility in an aggregate principal amount of up to $30.0 million. Revolving loans under this facility bear interest at a floating rate equal to the greater of (i) 5.25% or (ii) the prime rate published in the Wall Street Journal, minus 0.25%. Interest on the revolving loans is due and payable monthly in arrears. Revolving loans mature in July 2022. Our obligations under the Loan and Security Agreement are secured by a security interest on substantially all of our assets, excluding our intellectual property. The Loan and Security Agreement contains a financial covenant along with covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock, and make investments, in each case subject to certain exceptions. The Loan and Security Agreement also contains customary events of default, upon which SVB may declare all or a portion of our outstanding obligations payable to be immediately due and payable. There were no amounts outstanding under the agreement as of the filing of this report.
Off-Balance Sheet Arrangements
We did not have, during the periods presented, and we do not currently have, any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, as well as related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.
Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements in our Prospectus and Note 2, Summary of Significant Accounting Policies to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no significant changes to these policies during the three months ended June 30, 2019.

Recently Issued Accounting Pronouncements Adopted
For more information on recently issued accounting pronouncements, see Note 2 to our condensed consolidated financial statements covered under Part I, Item 1 of this Quarterly Report on Form 10-Q.
New Accounting Pronouncements Not Yet Adopted
For more information on new accounting pronouncements not yet adopted, see Note 2 to our condensed consolidated financial statements covered under Part I, Item 1 in this Quarterly Report on Form 10-Q.

Emerging Growth Company Status
We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. In particular, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period and, as a result, we will not adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies until required by private company accounting standards.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations primarily within the United States and we are exposed to market risk in the ordinary course of our business.

Interest Rate Risk

We had cash, cash equivalents, and restricted cash of $39.0 million as of June 30, 2019. Our cash, cash equivalents, and restricted cash are held in cash deposits and money market funds. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our investment portfolio. Declines in interest rates, however, would reduce our future interest income.

Foreign Currency Risk

Our revenue and expenses are primarily denominated in U.S. dollars. For the six months ended June 30, 2019, we had immaterial foreign exchange transactions. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant. For business conducted outside of the United States, we may have both revenue and costs incurred in the local currency of the subsidiary, creating a partial natural hedge. Changes to exchange rates therefore have not had a significant impact on the business to date; however, we will continue to reassess our foreign exchange exposure as we continue to grow our business globally. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results.

As of June 30, 2019, our cash, cash equivalents, and restricted cash were primarily denominated in U.S. dollars. A 10% increase or decrease in current exchange rates would not materially affect our cash, cash equivalents, and restricted cash balances.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2019 and 2018, because our operating expenses that are denominated in currencies other than U.S. dollars have not been subject to material currency inflation.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. However, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition or cash flows. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes thereto, before making a decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, operating results, and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment.
Risks Related to Our Business
We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve or maintain profitability.
We have incurred net losses on an annual basis since our inception. We incurred net losses of $16.9 million, $33.4 million, $29.2 million, and $10.4 million for the years ended December 31, 2017 and 2018 and six months ended June 30, 2019 and 2018, respectively. We had an accumulated deficit of $142.8 million as of June 30, 2019. We expect our costs will increase substantially in the foreseeable future and our losses will continue as we expect to invest significant additional funds towards growing our business and operating as a public company and as we continue to invest in increasing our client base, expanding our marketing channels and operations, hiring additional employees, and developing new solutions. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. To date, we have financed our operations principally from the sale of our equity, revenue from sales of our solutions, and the incurrence of indebtedness. Our cash flow from operations was negative for the years ended December 31, 2017 and 2018 and the six months ended June 30, 2019 and 2018. We may not generate positive cash flow from operations or profitability in any given period, and our limited operating history may make it difficult for you to evaluate our current business and our future prospects.
We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing expenses as we continue to grow our business. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, expand our operations and infrastructure, and continue to develop and expand our solutions. In addition to the expected costs to grow our business, we also expect to incur additional legal, accounting, and other expenses as a newly public company. These investments may be more costly than we expect, and if we do not achieve the benefits anticipated from these investments, or if the realization of these benefits is delayed, they may not result in increased revenue or growth in our business. If our growth rate were to decline significantly or become negative, it could adversely affect our financial condition and results of operations. If we are not able to achieve or maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all and/or which would be dilutive to our stockholders. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations, and financial condition would be adversely affected. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.
Our relatively limited operating history makes it difficult to evaluate our current business and future prospects and increases the risk of your investment.
Our relatively limited operating history makes it difficult to evaluate our current business and prospects and plan for our future growth. We began offering Livongo for Diabetes in 2014, with all of our growth occurring in recent years. We have encountered and will continue to encounter significant risks and uncertainties frequently experienced by new and growing companies in rapidly changing industries, such as determining appropriate investments of our limited resources, market adoption of our existing and future solutions, competition from other companies, acquiring and retaining clients, managing client deployments, overseeing member enrollment, hiring, integrating, training and retaining skilled personnel, developing new solutions, determining prices for our solutions, unforeseen expenses, and challenges in forecasting accuracy. Livongo for Diabetes historically has accounted for a substantial portion of our revenue, and we expect that to continue for the next several years. Although we recently began offering Livongo for Hypertension, Livongo for Prediabetes and Weight Management, and Livongo for Behavioral Health by myStrength, these solutions are new and our sales team does not have extensive experience marketing these solutions. Our sales efforts with respect to these solutions may not be as successful as our sales of Livongo for Diabetes. Any new products may not be accepted by our channel partners, resellers, payors, clients, or members. If we have difficulty launching new solutions, our reputation may be harmed and our financial results may be adversely affected. In order to substantially increase our revenue, we will need to target chronic conditions other than diabetes. The features, designs, and capabilities that distinguish our Livongo for Diabetes solution, as well as the relationships we have built with our current channel partners and resellers, may not be useful in helping solutions for other chronic conditions succeed in the marketplace. Even if we are able to successfully develop new solutions for chronic conditions other than diabetes, the market opportunity and market growth of solutions for other chronic conditions may not be as attractive as that of Livongo for Diabetes. If we are unable to increase enrollment in Livongo for Diabetes, or successfully develop and commercialize new solutions for chronic conditions other than diabetes, our revenue and our ability to achieve and sustain profitability would be impaired. Additional risks include our ability to effectively manage growth and process, store, protect and use personal data in compliance with governmental regulation, contractual obligations and other legal obligations related to privacy and security. If our assumptions regarding these and other similar risks and uncertainties, which we use to plan our business, are incorrect or change as we gain more experience operating our business or due to changes in our industry, or if we do not address these challenges successfully, our operating and financial results could differ materially from our expectations and our business could suffer.
We expect to continue to increase headcount and to hire more specialized personnel in the future as we grow our business. We will need to continue to hire, train and manage additional qualified software engineers, coaching and monitoring personnel, and sales and marketing staff, and improve and maintain our technology to properly manage our growth. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be adversely affected.
The failure of our solutions to achieve and maintain market acceptance could result in us achieving sales below our expectations, which would cause our business, financial condition and results of operation to be materially and adversely affected.
Our current business strategy is highly dependent on our solutions achieving and maintaining market acceptance. Market acceptance and adoption of our solutions depends on educating people with chronic conditions, as well as self-insured employers, payors, health plans and government entities, as to the distinct features, ease-of-use, positive lifestyle impact, cost savings, and other perceived benefits of our solutions as compared to competitive solutions. If we are not successful in demonstrating to existing and potential clients the benefits of our solutions, or if we are not able to achieve the support of employers, healthcare providers and insurance carriers for our solutions, our sales may decline or we may fail to increase our sales in line with our forecasts.
Achieving and maintaining market acceptance of our solutions could be negatively impacted by many factors, including:

•
the failure of Applied Health Signals to achieve wide acceptance among people with chronic conditions, self-insured employers, payors, health plans, government entities, and key opinion leaders in the treatment community;

•
lack of evidence or peer-reviewed publication of clinical evidence supporting the safety, ease-of-use, cost-savings or other perceived benefits of our solutions over competitive products or other currently available methodologies;

•	perceived risks associated with the use of our solutions or similar products or technologies generally;

•	the introduction of competitive solutions and the rate of acceptance of those solutions as compared to our solution; and

•	results of clinical and financial studies relating to chronic condition solutions or similar competitive solutions.
In addition, our solutions may be perceived by our channel partners, resellers, payors, clients, or members to be more complicated or less effective than traditional approaches, and people may be unwilling to change their current health regimens. Moreover, we believe that healthcare providers tend to be slow to change their medical treatment practices because of perceived liability risks arising from the use of new products and the uncertainty of third-party reimbursement. Accordingly, healthcare providers may not recommend our solution until there is sufficient evidence to convince them to alter their current approach.

The market for our solutions is new, rapidly evolving, and increasingly competitive, as the healthcare industry in the United States is undergoing significant structural change, which makes it difficult to forecast demand for our solutions.
The market for our solutions is new and rapidly evolving, and it is uncertain whether it will achieve and sustain high levels of demand and market adoption. Our future financial performance will depend in part on growth in this market and on our ability to adapt to emerging demands of our clients. It is difficult to predict the future growth rate and size of our target market. Negative publicity concerning our platform, our solutions, Applied Health Signals, or our market as a whole could limit market acceptance of our solutions. If our clients and members do not perceive the benefits of our solutions, or if our solutions do not drive member enrollment, then our market may not develop at all, or it may develop more slowly than we expect. Our success will depend to a substantial extent on the willingness of healthcare organizations to increase their use of our technology and our ability to demonstrate the value of our technology to our existing clients and potential clients. If healthcare organizations do not recognize or acknowledge the benefits of our solutions or if we are unable to reduce healthcare costs or drive positive health outcomes, then the market for our solutions might not develop at all, or it might develop more slowly than we expect. Similarly, negative publicity regarding patient confidentiality and privacy in the context of technology-enabled healthcare or concerns experienced by our competitors could limit market acceptance of our solutions.
The healthcare industry in the United States is undergoing significant structural change and is rapidly evolving. We believe demand for our solutions has been driven in large part by rapidly growing costs in the traditional healthcare system, the movement toward patient-centricity and personalized healthcare, and advances in technology. Widespread acceptance of personalized healthcare is critical to our future growth and success. A reduction in the growth of personalized healthcare could reduce the demand for our solutions and result in a lower revenue growth rate or decreased revenue. Additionally, our solutions are offered on a subscription basis, and the adoption of subscription business models is still relatively new, especially in the healthcare industry. If companies do not shift to subscription business models and subscription health management tools do not achieve widespread adoption, or if there is a reduction in demand for subscription products and services or subscription health management tools, our business, financial condition, and results of operations could be adversely affected.
We currently derive a high concentration of our revenue from sales to clients that are self-insured employers. The demand for our solution depends on the need of self-insured employers to manage the costs of healthcare services that they pay on behalf of their employees. While the percentage of employers who are self-insured has been increasing over the past decade, this trend may not continue. Various factors, including changes in the healthcare insurance market or in government regulation of the healthcare industry, could cause the percentage of self-insured employers to decline, which would adversely affect the market for our solution and would negatively affect our business. Furthermore, our failure to increase sales to employers with fully-insured plans could have a material adverse effect on our business, financial condition, and results of operations.
Additionally, if healthcare benefits trends shift or entirely new technologies are developed that replace existing offerings, our existing or future solutions could be rendered obsolete and our business could be adversely affected. In addition, we may experience difficulties with software development, industry standards, design or marketing that could delay or prevent our development, introduction or implementation of new solutions and enhancements.
If our market develops more slowly than we expect, if it encounters negative publicity, if our solutions do not drive member enrollment, or if we are not successful in demonstrating and promoting the benefits of our solutions, our business, financial condition, and results of operations could be adversely affected.
While our market is in an early stage of development, it is evolving rapidly and becoming increasingly competitive, and we expect it to attract increased competition. We currently face competition from a range of companies, including Virta Health Corp., Omada Health, Inc., Glooko, Inc., Hello Heart Inc., Lyra Health, Inc., Onduo LLC, and Ginger.io, Inc. Our competitors include both enterprise companies who are focused on or may enter the healthcare industry, including initiatives and partnerships launched by these large companies, and from private companies that offer point solutions for a single chronic condition. These companies, which may offer their solutions at lower prices, are continuing to develop additional products and becoming more sophisticated and effective. In addition, large, well-financed healthcare providers and insurance carriers have in some cases developed their own platform or tools and may provide these solutions to their clients at discounted prices. Competition from specialized software providers or device manufacturers, which may facilitate the collection of data but offer limited interpretation, feedback or guidance, and other parties will result in continued pricing pressures, which are likely to lead to price declines in certain product segments, which could negatively impact our sales, profitability and market share. Our ability to compete effectively depends on our ability to distinguish our company and our solution from our competitors and their products, and includes factors such as:

•	long-term outcomes;

•	ease of use and convenience;

•	price;

•	greater name and brand recognition;

•	longer operating histories;

•	greater market penetration;

•	larger and more established client and channel partner relationships;

•	larger sales forces and more established products and networks;

•	larger marketing budgets;

•	access to significantly greater financial, human, technical and other resources;

•	breadth, depth, and efficacy of offerings;

•	quality and reliability of solutions; and

•	employer, healthcare provider, government agency and insurance carrier acceptance.
Some of our competitors may have greater name and brand recognition, longer operating histories, significantly greater resources than we do and may be able to offer solutions similar to ours at a more attractive price than we can. Further, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or client requirements and may have the ability to initiate or withstand substantial price competition. In addition, our competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace.
New competitors or alliances may emerge that have greater market share, a larger client base, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources and larger sales forces than we have, which could put us at a competitive disadvantage. Our competitors could also be better positioned to serve certain segments of our market, which could create additional price pressure. In light of these factors, even if our solution is more effective than those of our competitors, current or potential clients may accept competitive solutions in lieu of purchasing our solution. If we are unable to successfully compete, our business, financial condition, and results of operations could be adversely affected.
Competitive solutions or other technological breakthroughs for the monitoring, treatment or prevention of chronic conditions or technological developments may adversely affect demand for our solutions.
Our ability to achieve our strategic objectives will depend, among other things, on our ability to develop and commercialize solutions for the monitoring of chronic conditions that offer distinct features, are easy-to-use, provide measurable and meaningful cost savings to payors, and are more appealing than available alternatives. Our competitors, as well as a number of other companies, within and outside the healthcare industry, are pursuing new delivery devices, delivery technologies, sensing technologies, procedures, drugs, and other therapies for the monitoring and treatment of chronic conditions. Any technological breakthroughs in monitoring, treatment or prevention could reduce the potential market for our solutions, which would significantly reduce our sales.
The frequent introduction by competitors of solutions that are or claim to be superior to our solutions may create market confusion, which may make it difficult for potential clients to differentiate the benefits of our solutions over competitive products. In addition, the entry of multiple new products may lead some of our competitors to employ pricing strategies that could adversely affect the pricing of our solution. If a competitor develops a product that competes with or is perceived to be superior to our solutions, or if a competitor employs strategies that place downward pressure on pricing within our industry, our sales may decline significantly or may not increase in line with our forecasts, either of which would adversely affect our business, financial condition and results of operations.
The growth of our business relies, in part, on the growth and success of our clients and channel partners and certain revenues from member enrollment, which are difficult to predict and are affected by factors outside of our control.
We enter into agreements with our clients under which our fees are generally dependent upon the number of members that are enrolled in our clients’ subscription to our solutions each month. In addition, some fees are subject to credits if certain performance criteria are not met, which in some cases depend on the behavior of our members, such as their continued engagement with our solution, and other factors outside of our control. In addition, if the number of members covered by one or more of our client’s health plan programs were to be reduced, such decrease would lead to a decrease in our revenue. In addition, the growth forecasts of our clients are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate and their member enrollment in our solutions could fail to grow at anticipated rates, if at all.
Additionally, we enter into non-exclusive agreements with our channel partners under which a portion of our channel partner commissions and administrative fees are variable based on their client sales, which are affected by factors outside of our control. If the number of clients represented by one or more of our channel partners were to be reduced by a material amount or if our channel partners were to refer their clients to our competitors, such decreases may lead to a decrease in our total number of clients, member enrollment rate and in our revenue, which could harm our business, financial condition and results of operations. In addition, growth forecasts of our channel partners are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate.
If the number of individuals employed by our clients decreases or the number of members which subscribe to our solutions decreases, our revenue will likely decrease.
Under most of our client contracts, we base our fees on the number of individuals enrolled in the solutions subscribed to by our clients. Many factors may lead to a decrease in the number of individuals covered by our clients and the number of solutions subscribed to by our clients, including, but not limited to, the following:

•	natural attrition of employees of our clients;

•	continued acceptance of our solutions by employees for existing and new chronic conditions;

•	the timing of development and release of new solutions;

•	features and functionality that are lower cost alternatives introduced by us or our competitors;

•	technological changes and developments within the markets we serve; and

•	changes in the prevalence of type of chronic conditions.
If the number of individuals covered by our employers, health plans and other clients decreases, or the number of solutions to which they subscribe decreases, for any reason, our enrollment rate may decline and our revenue will likely decrease.
Our business, results of operations and financial condition may fluctuate on a quarterly and annual basis, which may result in a decline in our stock price if such fluctuations result in a failure to meet the expectations of securities analysts or investors.
Our operating results have in the past and could in the future vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance, our projections or the expectations of securities analysts because of a variety of factors, many of which are outside of our control and, as a result, should not be relied upon as an indicator of future performance. As a result, we may not be able to accurately forecast our operating results and growth rate. Any of these events could cause the market price of our common stock to fluctuate. Factors that may contribute to the variability of our operating results include:

•	our ability to attract new channel partners, resellers and clients and enroll new members, and retain existing clients and members;

•	the enrollment cycles and employee benefit practices of our clients;

•	changes in our sales and implementation cycles, especially in the case of our large clients;

•	new solution introductions and expansions, or challenges with introduction;

•	changes in our pricing or fee policies or those of our competitors;

•	the timing and success of new solution introductions by us or our competitors or any other change in the competitive landscape of our industry, including consolidation among our competitors;

•	increases in operating expenses that we may incur to grow and expand our operations and to remain competitive;

•	our ability to successfully expand our business, whether domestically or internationally;

•	breaches of security or privacy;

•	changes in stock-based compensation expenses;

•	the amount and timing of operating costs and capital expenditures related to the expansion of our business;

•	adverse litigation judgments, settlements or other litigation-related costs;

•	changes in the legislative or regulatory environment, including with respect to privacy or data protection, or enforcement by government regulators, including fines, orders or consent decrees;

•	the cost and potential outcomes of ongoing or future regulatory investigations or examinations, or of future litigation;

•	changes in our effective tax rate;

•	announcements by competitors or other third parties of significant new products or acquisitions or entrance into certain markets;

•	changes in the structure of healthcare payment systems;

•	our ability to make accurate accounting estimates and appropriately recognize revenue for our solution for which there are no relevant comparable products;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	instability in the financial markets;

•	general economic conditions, both domestic and international;

•	volatility in the global financial markets;

•	political, economic and social instability, including terrorist activities, and any disruption these events may cause to the global economy; and

•	changes in business or macroeconomic conditions.
The impact of one or more of the foregoing and other factors may cause our operating results to vary significantly. As such, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance.
Acquisitions and investments could result in operating difficulties, dilution and other harmful consequences that may adversely impact our business, results of operations and financial condition. Additionally, if we are not able to identify and successfully acquire suitable businesses, our operating results and prospects could be harmed.
In the past, we have acquired a number of companies, including Diabeto Inc., Retrofit Inc., and myStrength, Inc. and we may in the future make acquisitions to add employees, complementary companies, products, solutions, technologies, or revenue. These transactions could be material to our results of operations and financial condition. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to complete acquisitions on favorable terms, if at all. The process of integrating an acquired company, business or technology has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks include:

•	loss of key employees of the acquired company and other challenges associated with integrating new employees into our culture, as well as reputational harm if integration is not successful;

•	diversion of management time and focus from operating our business to addressing acquisition integration challenges;

•	implementation or remediation of controls, procedures, and policies at the acquired company;

•
difficulties in integrating and managing the combined operations, technologies, technology platforms and products of the acquired companies and realizing the anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical or financial problems;

•	integration of the acquired company’s accounting, human resource and other administrative systems, and coordination of product, engineering and sales and marketing function;

•	assumption of contractual obligations that contain terms that are not beneficial to us, require us to license or waive intellectual property rights, or increase our risk for liabilities;

•	failure to successfully further develop the acquired technology or realize our intended business strategy;

•	our dependence on unfamiliar affiliates and partners of acquired businesses;

•	uncertainty of entry into markets in which we have limited or no prior experience or in which competitors have stronger market positions;

•	unanticipated costs associated with pursuing acquisitions;

•	failure to find commercial success with the products or services of the acquired company;

•	difficulty of transitioning the acquired technology onto our existing platforms and maintaining the security standards for such technology consistent with our other solutions;

•	failure to successfully onboard clients or maintain brand quality of acquired companies;

•
responsibility for the liabilities of acquired businesses, including those that were not disclosed to us or exceed our estimates, as well as, without limitation, liabilities arising out of their failure to maintain effective data protection and privacy controls and comply with applicable regulations;

•	inability to maintain our internal standards, controls, procedures, and policies;

•	failure to generate the expected financial results related to an acquisition on a timely manner or at all;

•	difficulties in complying with antitrust and other government regulations;

•	challenges in integrating and auditing the financial statements of acquired companies that have not historically prepared financial statements in accordance with GAAP;

•
potential accounting charges to the extent intangibles recorded in connection with an acquisition, such as goodwill, trademarks, client relationships or intellectual property, are later determined to be impaired and written down in value; and

•	failure to accurately forecast the impact of an acquisition transaction.
Moreover, we rely heavily on the representations and warranties provided to us by the sellers of acquired companies, including as they relate to creation of, and ownership and rights in, intellectual property, existence of open source and compliance with laws and contractual requirements. If any of these representations and warranties are inaccurate or breached, such inaccuracy or breach could result in costly litigation and assessment of liability for which there may not be adequate recourse against such sellers, in part due to contractual time limitations and limitations of liability.
Future acquisitions could also result in expenditures of significant cash, dilutive issuances of our equity securities, the incurrence of debt, restrictions on our business, contingent liabilities, amortization expenses or write-offs of goodwill, any of which could harm our financial condition. In addition, any acquisitions we announce could be viewed negatively by channel partners, resellers, clients, members or investors.
Additionally, competition within our industry for acquisitions of business, technologies and assets may become intense. Even if we are able to identify an acquisition that we would like to consummate, we may not be able to complete the acquisition on commercially reasonable terms or the target may be acquired by another company. We may enter into negotiations for acquisitions that are not ultimately consummated. Those negotiations could result in diversion of management time and significant out-of-pocket costs. If we fail to evaluate and execute acquisitions successfully, we may not be able to realize the benefits of these acquisitions, and our operating results could be harmed. If we are unable to successfully address any of these risks, our business, financial condition or operating results could be harmed.
If we are unable to expand our sales and marketing infrastructure, we may fail to enroll sufficient members to meet our forecasts.
We first began offering Livongo for Diabetes in 2014, and we have only limited experience marketing and selling our solutions as well as enrolling members. We derive a substantial majority of our revenue from the sale of Livongo for Diabetes and we expect that this will continue for the next several years. As a result, our financial condition and results of operations are and will continue to be highly dependent on the ability of our sales force to adequately promote, market and sell Livongo for Diabetes. If our sales and marketing representatives fail to achieve their objectives, we may not enter into agreements with new clients, and member enrollment could decrease or may not increase at levels that are in line with our forecasts. Additionally, we have only recently began offering other solutions, and our sales force does not have extensive experience promoting, marketing, and selling these solutions.
A key element of our business strategy is the continued expansion of our sales and marketing infrastructure to drive member enrollment. We rely on insights obtained from previous enrollment experiences and marketing testing, including feedback from our AI+AI engine, to increase enrollment initially as well as on an ongoing basis, but we may not be successful in achieving improved rates of enrollment.

As we increase our sales and marketing efforts with respect to existing or planned solutions, we will need to further expand the reach of our sales and marketing networks. Our future success will depend largely on our ability to continue to hire, train, retain, and motivate skilled sales and marketing representatives with significant industry-specific knowledge in various areas, such as diabetes management techniques and technologies, as well as the competitive landscape for our solutions. Recently hired sales representatives require training and take time to achieve full productivity. If we fail to train recent hires adequately, or if we experience high turnover in our sales force in the future, we cannot be certain that new hires will become as productive as may be necessary to maintain or increase our sales. In addition, the expansion of our sales and marketing personnel will continue to place significant burdens on our management team.
If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize our existing or planned solutions, which could result in reduced member enrollment and the failure of our enrollment rate to increase in line with our forecasts.
We incur significant upfront costs in our channel partner, reseller, client, and member relationships, and if we are unable to maintain and grow these relationships over time, we are likely to fail to recover these costs, which could have a material adverse effect on our business, financial condition and results of operations.
We devote significant resources to establish relationships with our channel partners, resellers, clients, and members and to implement our solutions. This is particularly so in the case of large enterprises and government entities that often request or require specific features or functions unique to their particular business processes. Accordingly, our results of operations will depend in substantial part on our ability to enroll our clients’ members to participate in our programs, deliver a successful experience for clients and members, and persuade our channel partners, resellers, clients, and members to maintain and grow their relationship with us over time. We also invest in expanding our channel partner and reseller relationships. Additionally, as our business is growing significantly, our channel partner, reseller, client and member acquisition costs could outpace our build-up of recurring revenue, and we may be unable to reduce our total operating costs through economies of scale such that we are unable to achieve profitability. We incur upfront costs in establishing our channel partner and reseller relationships. If we fail to achieve appropriate economies of scale, if our investments in these relationships fail to materialize or if we fail to manage or anticipate the evolution and demand of the subscription fee model, our enrollment rate may decrease, and our business, financial condition and results of operations could be materially adversely affected.
A substantial portion of our sales comes from a limited number of channel partners and resellers.
Historically, we have relied on a limited number of channel partners and resellers for a substantial portion of our total sales. For example, sales through our top five channel partners, Express Scripts, Inc., CVS Pharmacy, Inc., Health Care Service Corporation, Anthem, Inc., and Highmark Inc., represented 50% of our revenue for the year ended December 31, 2018. These channel partners represented 59% of our revenue for the six months ended June 30, 2019. Our channel partners and resellers work with us on a non-exclusive basis. If we are unable to establish, maintain or grow these relationships over time, or if these relationships grow more slowly than we anticipate which has happened in certain circumstances in the past, or if the channel partners and resellers refer business to our competitors instead or develop their own solutions, we are likely to fail to recover these costs and our operating results will suffer. The loss of any of our key channel partners or resellers could have an impact on the growth rate of our revenue as we work to obtain new channel partners or replacement relationships. Contracts with our key channel partners or resellers may be terminated or renegotiated before their term expires for various reasons, subject to certain conditions. For example, after a specified period, certain of our contracts are terminable for convenience by our channel partners or resellers, subject to a notice period. Additionally, certain contracts may be terminated immediately by the channel partner or reseller if we go bankrupt, if we lose applicable licenses or are suspended or debarred from participation in government-funded healthcare programs or if we fail to comply with certain specified laws. Any renegotiation of the commercial agreements may result in less favorable economic terms for us. In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, including our channel partners and resellers. Identifying channel partners and resellers, and negotiating and documenting relationships with them, requires significant time and resources. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to, or utilization of, our solutions. If we are unsuccessful in establishing or maintaining or strengthening our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our results of operations may suffer. Even if we are successful, these relationships may not result in increased client and member use of our solution or increased revenue.
Our sales and implementation cycle can be long and unpredictable and requires considerable time and expense. As a result, our sales and revenue are difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.

The timing of our sales and related revenue recognition is difficult to predict because of the length and unpredictability of our sales cycle, particularly with respect to large organizations and government entities. The sales cycle for our solution from initial contact with a potential client to enrollment launch varies widely by client, ranging from less than one month to over a year. For new clients who signed in 2018, the sales cycle averaged less than six months in length. Some of our clients, especially in the case of our large clients and government entities, undertake a significant and prolonged evaluation process, including to determine whether our solutions meet their unique healthcare needs, which frequently involves evaluation of not only our solution but also an evaluation of other available solutions, which has in the past resulted in extended sales cycles. Our sales efforts involve educating our clients about the ease of use, technical capabilities and potential benefits of our solution. Once a client enters into an agreement with us, we then explain the benefits of our solutions again to eligible employees to encourage them to sign up as a member. During the sales cycle, we expend significant time and money on sales and marketing activities, which lowers our operating margins, particularly if no sale occurs. For example, there may be unexpected delays in a client’s internal procurement processes, particularly for some of our larger clients and government entities for which our products represent a very small percentage of their total procurement activity. There are many other factors specific to clients that contribute to the timing of their purchases and the variability of our revenue recognition, including the strategic importance of a particular project to a client, budgetary constraints, funding authorization, and changes in their personnel. In addition, the significance and timing of our product enhancements, and the introduction of new products by our competitors, may also affect our clients’ purchases. Even if a client decides to purchase our solutions, there are many factors affecting the timing of our recognition of revenue, which makes our revenue difficult to forecast. For example, once a client enters into an agreement with us, we work with them to identify the eligible population and then launch an enrollment process. Time from signing to launch typically takes an average of approximately three months. We do not receive any payment from our clients until members enroll and begin using our solution, which could be months following signing a subscription agreement for our solution. For all of these reasons, it is difficult to predict whether a sale will be completed, the particular period in which a sale will be completed or the period in which revenue from a sale will be recognized.
It is possible that in the future we may experience even longer sales cycles, more complex client needs, higher upfront sales costs and less predictability in completing some of our sales as we continue to expand our direct sales force, expand into new territories and market additional solutions and services. If our sales cycle lengthens or our substantial upfront sales and implementation investments do not result in sufficient sales to justify our investments, our revenue could be lower than expected and it could have a material adverse effect on our business, financial condition and results of operations.
If we are unable to attract new clients and expand member enrollment with existing clients, our revenue growth could be slower than we expect, and our business may be adversely affected.
We generate, and expect to continue to generate, revenue from the enrollment in our solution. As a result, widespread acceptance and use of solutions for chronic conditions in general, and our platform in particular, is critical to our future growth and success. If the market fails to grow or grows more slowly than we currently anticipate, demand for our solutions could be negatively affected.
Our ability to achieve significant growth in revenue in the future will depend, in large part, upon our ability to attract new clients. If we fail to attract new clients and fail to maintain and expand new client relationships, our revenue may grow more slowly than we expect and our business may be adversely affected. Once we enter into an agreement with a client, our revenue will depend on the number of employees we successfully enroll as members. Demand for solutions for chronic conditions in general, and our solution in particular, is affected by a number of factors, many of which are beyond our control. Some of these potential factors include:

•	awareness of Applied Health Signals and the adoption of technology in healthcare generally;

•	availability of products and services that compete with ours;

•	ease of adoption and use;

•	features and platform experience;

•	performance;

•	brand;

•	security and privacy; and

•	pricing.
Our future revenue growth also depends upon expanding member enrollment with existing clients. If we are not successful in expanding member enrollment in currently contracted solutions or the use of our future solutions by existing clients over time, or if our clients do not renew their agreements or renew their agreements with us at lower prices, our revenue may grow more slowly than expected, may not grow at all, or may decline. Our clients have no obligation to renew their agreements for our solution after the term expires, and our clients may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these clients. Additionally, although we dedicate resources to our sales and marketing programs, these sales and marketing programs may not have the desired effect and may not expand sales. Our efforts may not result in increased enrollment within existing clients, or additional revenue. If our efforts to expand enrollment within existing clients are not successful, or if our existing clients renew at lower member levels, our business and operating results could be adversely affected.
Client renewals may decline or fluctuate as a result of a number of factors, including the breadth of early deployment of our solution, meaningful reductions in our clients’ spending levels, changes in clients’ business models and use cases, our clients’ satisfaction or dissatisfaction with our solution, our pricing or pricing structure, the pricing or capabilities of products or services offered by our competitors, or the effects of economic conditions. If our clients do not renew their agreements with us, or renew on terms less favorable to us, our revenue may decline.
Potential members’ failure to enroll after a client enters into an agreement with us could negatively affect our business, operating results, financial condition and growth prospects.
We believe our future success will depend in part on our ability to increase both the speed and success of member enrollment, by improving our member engagement and enrollment methodology, hiring and training qualified professionals and increasing our ability to integrate into large-scale, complex technology environments. In some cases, clients initially enter into an agreement with us for our solution, but, for a variety of potential reasons, potential members fail to ultimately enroll at the expected volume. If we are unable to achieve the expected volume of member enrollment, or unable to do so in a timely manner and, as a result, potential members do not utilize our solution, clients are unlikely to renew their agreement with us and we would not be able to generate future revenue from such clients based on transaction or revenue volume and the upsell of additional products and services, and our future operating results could be adversely impacted.
Any failure to offer high-quality member support may adversely affect our relationships with our existing and prospective members, and in turn our business, results of operations and financial condition.
In implementing and using our solutions, our members depend on our member support to resolve issues in a timely manner. We may be unable to respond quickly enough to accommodate short-term increases in demand for member support. We also may be unable to modify the nature, scope and delivery of our services or member support to compete with changes in solutions provided by our competitors. Increased member demand for support could increase costs and adversely affect our results of operations and financial condition. Our sales are highly dependent on our reputation and on positive recommendations from our existing members, clients, channel partners and resellers. Any failure to maintain high-quality member support, or a market perception that we do not maintain high-quality member support, could adversely affect our reputation, our ability to sell our solutions, and in turn our business, results of operations, and financial condition.
If we fail to effectively manage our growth, we may be unable to execute our business plan, adequately address competitive challenges or maintain our corporate culture, and our business, financial condition and results of operations would be harmed.
Since launching our first product in 2014, we have experienced rapid growth and we continue to rapidly and significantly expand our operations. For example, our full-time employee headcount has grown from 164 employees as of December 31, 2017 to 385 employees as of December 31, 2018 to 538 employees as of June 30, 2019. This expansion increases the complexity of our business and places significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results.
The growth and expansion of our business creates significant challenges for our management, operational and financial resources. In the event of continued growth of our operations or in the number of our third-party relationships, our information technology systems and our internal controls and procedures may not be adequate to support our operations. To effectively manage our growth, we must continue to improve our operational, financial and management processes and systems and to effectively expand, train and manage our employee base. As our organization continues to grow and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative solutions. This could negatively affect our business performance.
We continue to experience growth in our headcount and operations, which will continue to place significant demands on our management and our operational and financial infrastructure. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, and we must maintain the beneficial aspects of our corporate culture. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. In addition, fluctuations in the price of our common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. We face significant competition for talent from other healthcare, technology and high-growth companies, which include both large enterprises and privately-held companies. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business, results of operations and financial condition could be adversely affected.
Additionally, if we do not effectively manage the growth of our business and operations, the quality of our solutions could suffer, which could negatively affect our results of operations and overall business. Further, we have made changes in the past, and will likely make changes in the future, to our solutions that our clients or members may not like, find useful or agree with. We may also decide to discontinue certain features, solutions or services or increase fees for any of our features or services. If clients or members are unhappy with these changes, they may decrease their usage of our solutions.
If we are not able to develop and release new solutions and services, or successful enhancements, new features and modifications to our existing solutions and services, our business could be adversely affected.
The markets in which we operate are characterized by rapid technological change, frequent new product and service introductions and enhancements, changing client demands, and evolving industry standards. The introduction of products and services embodying new technologies can quickly make existing products and services obsolete and unmarketable. Additionally, changes in laws and regulations could impact the usefulness of our solution and could necessitate changes or modifications to our solution to accommodate such changes. We invest substantial resources in researching and developing new solutions and enhancing our solutions by incorporating additional features, improving functionality, and adding other improvements to meet our members’ evolving demands. The success of any enhancements or improvements to our solutions or any new solutions depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies in our solutions and third-party partners’ technologies and overall market acceptance. We may not succeed in developing, marketing and delivering on a timely and cost-effective basis enhancements or improvements to our solutions or any new solutions that respond to continued changes in market demands or new client requirements, and any enhancements or improvements to our solutions or any new solutions may not achieve market acceptance. Since developing or acquiring our solutions is complex, the timetable for the release of new solutions and enhancements to existing solutions is difficult to predict, and we may not offer new solutions and updates as rapidly as our clients require or expect. Any new solutions that we develop or acquire may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. Moreover, even if we introduce new solutions, we may experience a decline in revenue of our existing solutions that is not offset by revenue from the new solutions. For example, clients may delay making purchases of new solutions to permit them to make a more thorough evaluation of these solutions or until industry and marketplace reviews become widely available. Some clients may hesitate to migrate to a new solution due to concerns regarding the performance of the new solution. In addition, we may lose existing clients who choose a competitor’s products and services. This could result in a temporary or permanent revenue shortfall and adversely affect our business.
The introduction of new products and solutions by competitors or the development of entirely new technologies to replace existing offerings could make our solutions obsolete or adversely affect our business, results of operations and financial condition. We may experience difficulties with software development, design or marketing that could delay or prevent our development, introduction or implementation of additional features or capabilities. If clients and members do not widely purchase and adopt our solutions, we may not be able to realize a return on our investment. If we do not accurately anticipate client and member demand or we are unable to develop, license or acquire new features and capabilities on a timely and cost-effective basis, or if such enhancements do not achieve market acceptance, it could result in adverse publicity, loss of revenue or market acceptance or claims by clients or members brought against us, each of which could have a material and adverse effect on our reputation, business, results of operations and financial condition.
We may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships with third-parties that may not result in the development of commercially viable solutions or the generation of significant future revenues.

In the ordinary course of our business, we may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances, or technology partnerships to develop proposed solutions and to pursue new markets, such as our partnership with Amazon. Proposing, negotiating, and implementing collaborations, in-licensing arrangements, joint ventures, strategic alliances, or partnerships may be a lengthy and complex process. Other companies, including those with substantially greater financial, marketing, sales, technology or other business resources, may compete with us for these opportunities or arrangements. We may not identify, secure or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of solutions that achieve commercial success or result in significant revenues and could be terminated prior to developing any solutions.
Additionally, we may not be in a position to exercise sole decision making authority regarding the transaction or arrangement, which could create the potential risk of creating impasses on decisions, and our collaborators may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations or the ownership or control of intellectual property developed during the collaboration. If any conflicts arise with our current or future collaborators, they may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. In addition, we have limited control over the amount and timing of resources that our current collaborators or any future collaborators devote to our collaborators’ or our future solutions. Disputes between us and our collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements are contractual in nature and may be terminated or dissolved under the terms of the applicable agreements and, in such event, we may not continue to have rights to the products relating to such transaction or arrangement or may need to purchase such rights at a premium.
Any failure to offer high-quality implementation, member enrollment and ongoing support may adversely affect our relationships with our clients, and in turn our business, results of operations and financial condition.
Though we assist with targeted marketing campaigns, we do not control our clients’ enrollment schedules. As a result, if our clients do not allocate the internal resources necessary for a successful enrollment for their employees, or enrollment launch date is delayed, we could incur significant costs, our enrollment rate may decline, clients could become dissatisfied and decide not to increase utilization of our solution or not to implement our solution beyond an initial period prior to their term commitment. In addition, competitors with more efficient operating models and/or lower implementation costs could jeopardize our client relationships.
We may be unable to successfully execute on our growth initiatives, business strategies or operating plans.
We are continually executing on growth initiatives, strategies and operating plans designed to enhance our business and extend our solutions to address additional chronic conditions. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. Moreover, we may not be able to successfully complete these growth initiatives, strategies and operating plans and realize all of the benefits, including growth targets and cost savings, that we expect to achieve or it may be more costly to do so than we anticipate. A variety of risks could cause us not to realize some or all of the expected benefits. These risks include, among others, delays in the anticipated timing of activities related to such growth initiatives, strategies and operating plans, increased difficulty and cost in implementing these efforts, including difficulties in complying with new regulatory requirements and the incurrence of other unexpected costs associated with operating our business. Moreover, our continued implementation of these programs may disrupt our operations and performance. As a result, we cannot assure you that we will realize these benefits. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives, strategies and operating plans adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our business, financial condition and results of operations may be materially adversely affected.
Expansion into international markets is important for our long-term growth, and as we expand internationally, we will face additional business, political, regulatory, operational, financial and economic risks, any of which could increase our costs and hinder such growth.
Expanding our business to attract clients and members in countries other than the United States is an element of our long-term business strategy. An important part of targeting international markets is increasing our brand awareness and establishing relationships with partners internationally. Doing business internationally involves a number of risks, including:

•
multiple, conflicting and changing laws and regulations such as tax laws, privacy and data protection laws and regulations, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

•	obtaining regulatory approvals or clearances where required for the sale of our solution, devices and services in various countries;

•	requirements to maintain data and the processing of that data on servers located within the United States or in such countries;

•	protecting and enforcing our intellectual property rights;

•	complexities associated with managing multiple payor reimbursement regimes, government payors;

•	logistics and regulations associated with shipping our blood glucose meter, connected blood pressure monitor and cuff, and connected weight-scale;

•	competition from companies with significant market share in our market and with a better understanding of user preferences;

•
financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the effect of local and regional financial pressures on demand and payment for our products and services and exposure to foreign currency exchange rate fluctuations;

•	natural disasters, political and economic instability, including wars, terrorism, political unrest, outbreak of disease, boycotts, curtailment of trade, and other market restrictions; and

•
regulatory and compliance risks that relate to maintaining accurate information and control over activities subject to regulation under the U.S. Foreign Corrupt Practices Act, or the FCPA, and comparable laws and regulations in other countries.

Our ability to continue to expand our business and to attract talented employees, clients and members in various international markets will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute resolution systems, regulatory systems and commercial infrastructures. Entering new international markets will be expensive, our ability to successfully gain market acceptance in any particular market is uncertain and the distraction of our senior management team could harm our business, results of operation and financial condition.
Economic uncertainty or downturns, particularly as it impacts particular industries, could adversely affect our business and operating results.
In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for our clients and us to accurately forecast and plan future business activities, and could cause our clients to slow spending on our solution, which could delay and lengthen sales cycles. Furthermore, during uncertain economic times our clients may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our results of operations could be negatively impacted.
Furthermore, we have clients in a variety of different industries. A significant downturn in the economic activity attributable to any particular industry may cause organizations to react by reducing their capital and operating expenditures in general or by specifically reducing their spending on healthcare matters. In addition, our clients may delay or cancel healthcare projects or seek to lower their costs by renegotiating vendor contracts. To the extent purchases of our solution are perceived by clients and potential clients to be discretionary, our revenue may be disproportionately affected by delays or reductions in general healthcare spending. Also, competitors may respond to challenging market conditions by lowering prices and attempting to lure away our clients.
We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery generally, or any industry in particular. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition and results of operations could be materially adversely affected.
We depend on a limited number of third-party suppliers for certain components, and the loss of any of these suppliers, or their inability to provide us with an adequate supply of materials, could harm our business.

We utilize a single third-party manufacturing vendor to build and assemble our blood glucose meter, and we rely on single suppliers for our blood pressure monitor and cuff and glucose sensor test strips. The hardware components included in such devices are sourced from various suppliers by the manufacturers thereof and are principally industry standard parts and components that are available from multiple vendors. Quality or performance failures of the devices or changes in the contractors’ or vendors’ financial or business condition could disrupt our ability to supply quality products to our clients and thereby have a material adverse impact on our business, financial condition and results of operations.
For our business strategy to be successful, our suppliers must be able to provide us with components in sufficient quantities, in compliance with regulatory requirements and quality control standards, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. Increases in our product sales, whether forecasted or unanticipated, could strain the ability of our suppliers to deliver an increasingly large supply of components in a manner that meets these various requirements.
We do not have long-term supply agreements with our suppliers and, in many cases, we make our purchases on a purchase order basis. Under our supply agreements, we have no obligation to buy any given quantity of products, and our suppliers have no obligation to manufacture for us or sell to us any given quantity of products. As a result, our ability to purchase adequate quantities of our products may be limited. Additionally, our suppliers may encounter problems that limit their ability to manufacture products for us, including financial difficulties or damage to their manufacturing equipment or facilities. If we fail to obtain sufficient quantities of high quality components to meet demand on a timely basis, we could lose clients, our reputation may be harmed and our business could suffer. For certain of our contracts with channel partners, resellers and clients, we have obligations to provide a blood glucose meter and other supplies to new members within a certain specified period of time, and/or to provide replacements for defective blood glucose meters within a certain specified period of time. If we are regularly unable to meet those obligations, our channel partners, resellers, or clients may decide to terminate their contracts.
Depending on a limited number of suppliers, or on a sole supplier, exposes us to risks, including limited control over pricing, availability, quality and delivery schedules. Moreover, due to the limited amount of our sales to date, we do not have long-standing relationships with our manufacturers and may not be able to convince suppliers to continue to make components available to us unless there is demand for such components from their other clients. As a result, there is a risk that certain components could be discontinued and no longer available to us. If any one or more of our suppliers cease to provide us with sufficient quantities of components in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our solution, our quality control standards and regulatory requirements, we cannot quickly engage additional or replacement suppliers for some of our critical components. Failure of any of our suppliers to deliver products at the level our business requires would limit our ability to meet our sales commitments, which could harm our reputation and could have a material adverse effect on our business. We may also have difficulty qualifying new suppliers and obtaining similar components from other suppliers that are acceptable to the U.S. Food and Drug Administration, or the FDA, or other regulatory agencies, and the failure of our suppliers to comply with strictly enforced regulatory and quality requirements could expose us to regulatory action including warning letters, product recalls, termination of distribution, product seizures or civil penalties. It could also require us to cease using the components, seek alternative components or technologies and modify our solution to incorporate alternative components or technologies, which could result in a requirement to seek additional regulatory approvals or clearances for alternative components used in our medical devices. Any disruption of this nature or increased expenses could harm our commercialization efforts and adversely affect our operating results.
We depend on our talent to grow and operate our business, and if we are unable to hire, integrate, develop, motivate and retain our personnel, we may not be able to grow effectively.
Our success depends in large part on our ability to attract and retain high-quality management in sales, services, engineering, marketing, operations, finance and support functions, especially in the San Francisco Bay Area and Chicago metropolitan area. Competition for qualified employees is intense in our industry, and the loss of even a few qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for the planned expansion of our business could harm our operating results and impair our ability to grow. To attract and retain key personnel, we use various measures, including an equity incentive program for key executive officers and other employees. These measures may not be enough to attract and retain the personnel we require to operate our business effectively.
As we continue to grow, we may be unable to continue to attract or retain the personnel we need to maintain our competitive position. In addition to hiring new employees, we must continue to focus on retaining our best talent. Competition for these resources, particularly for engineers, is intense. We may need to invest significant amounts of cash and equity for new and existing employees and we may never realize returns on these investments. If we are not able to effectively increase and retain our talent, our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed. The loss of one or more of our key employees, and any failure to have in place and execute an effective succession plan for key executives, could seriously harm our business. Employees may be more likely to leave us if the shares of our capital stock they own or the shares of our capital stock underlying their equity incentive awards have significantly reduced in value or the vested shares of our capital stock they own or vested shares of our capital stock underlying their equity incentive awards have significantly appreciated. Many of our employees may receive significant proceeds from sales of our equity in the public markets after our IPO, which may reduce their motivation to continue to work for us.
In addition, our future also depends on the continued contributions of our senior management team and other key personnel, each of whom would be difficult to replace. In particular, Glen Tullman, our Executive Chairman, is critical to our future vision and strategic direction. We rely on our leadership team in the areas of operations, research and development, marketing, sales, and general and administrative functions. Although we have entered into employment agreements or offer letters with our key employees, these agreements have no specific duration and constitute at-will employment, and we do not maintain key person life insurance for some of our key employees. In addition, from time to time, there may be changes in our senior management team that may be disruptive to our business. If our senior management team, including any new hires that we may make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business, results of operations and financial condition could be harmed.
Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity and teamwork fostered by our culture and our business may be harmed.
We believe that our culture has been and will continue to be a critical contributor to our success. We expect to continue to hire aggressively as we expand, and we believe our corporate culture has been crucial in our success and our ability to attract highly skilled personnel. If we do not continue to develop our corporate culture or maintain and preserve our core values as we grow and evolve both in the United States and internationally, we may be unable to foster the innovation, curiosity, creativity, focus on execution, teamwork and the facilitation of critical knowledge transfer and knowledge sharing we believe we need to support our growth. Moreover, liquidity available to our employee securityholders following our IPO could lead to disparities of wealth among our employees, which could adversely impact relations among employees and our culture in general. Our anticipated headcount growth and our transition from a private company to a public company may result in a change to our corporate culture, which could harm our business.
If we are not able to maintain and enhance our reputation and brand recognition, our business and results of operations will be harmed.
We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with existing channel partners and clients, and to our ability to attract new channel partners and clients. The promotion of our brand may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Brand promotion and marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our channel partners and clients, could harm our reputation and brand and make it substantially more difficult for us to attract new channel partners and clients. If we do not successfully maintain and enhance our reputation and brand recognition, our business may not grow and we could lose our relationships with channel partners and clients, which would harm our business, financial condition and results of operations.
Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or members, or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.
In the ordinary course of our business, we collect, store, use and disclose sensitive data, including protected health information, or PHI, and other types of personal data or personally identifiable information, or PII. We also process and store, and use additional third parties to process and store, sensitive information including intellectual property and other proprietary business information, including that of our members and partners. Our member information is encrypted but not always de-identified. We manage and maintain our solution and data utilizing a combination of on-site systems, managed data center systems and cloud-based computing center systems.
We are highly dependent on information technology networks and systems, including the internet, to securely process, transmit and store this critical information. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, and employee or contractor error, negligence or malfeasance, can create system disruptions, shutdowns or unauthorized disclosure or modifications of confidential information, causing member health information to be accessed or acquired without authorization or to become publicly available. We utilize third-party service providers for important aspects of the collection, storage and transmission of client, user and patient information, and other confidential and sensitive information, and therefore rely on third parties to manage functions that have material cybersecurity risks. Because of the sensitivity of the PHI, other PII, and other confidential information we and our service providers collect, store, transmit, and otherwise process, the security of our technology platform and other aspects of our services, including those provided or facilitated by our third-party service providers, are important to our operations and business strategy. We take certain administrative, physical and technological safeguards to address these risks, such as by requiring outsourcing subcontractors who handle client, user and patient information for us to enter into agreements that contractually obligate those subcontractors to use reasonable efforts to safeguard PHI, other PII, and other sensitive information. Measures taken to protect our systems, those of our subcontractors, or the PHI, other PII, or other sensitive data we or our subcontractors process or maintain, may not adequately protect us from the risks associated with the collection, storage and transmission of such information. Although we take steps to help protect confidential and other sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses, failures or breaches due to third-party action, employee negligence or error, malfeasance or other disruptions.
A security breach or privacy violation that leads to disclosure or unauthorized use or modification of, or that prevents access to or otherwise impacts the confidentiality, security, or integrity of, member information, including PHI or other PII, or other sensitive information we or our subcontractors maintain or otherwise process, could harm our reputation, compel us to comply with breach notification laws, cause us to incur significant costs for remediation, fines, penalties, notification to individuals and for measures intended to repair or replace systems or technology and to prevent future occurrences, potential increases in insurance premiums, and require us to verify the accuracy of database contents, resulting in increased costs or loss of revenue. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, or if it is perceived that we have been unable to do so, our operations could be disrupted, we may be unable to provide access to our platform, and could suffer a loss of clients or users or a decrease in the use of our platform, and we may suffer loss of reputation, adverse impacts on client, user and investor confidence, financial loss, governmental investigations or other actions, regulatory or contractual penalties, and other claims and liability. In addition, security breaches and other inappropriate access to, or acquisition or processing of, information can be difficult to detect, and any delay in identifying such incidents or in providing any notification of such incidents may lead to increased harm.
Any such breach or interruption of our systems or any of our third-party information technology partners, could compromise our networks or data security processes and sensitive information could be inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such interruption in access, improper access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws and regulations that protect the privacy of member information or other personal information, such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the General Data Protection Regulation, or GDPR, and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to perform our services, provide member assistance services, conduct research and development activities, collect, process, and prepare company financial information, provide information about our current and future solutions and engage in other user and clinician education and outreach efforts. Any such breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our business and competitive position. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.
If we or our third-party suppliers fail to comply with the FDA’s Quality Systems Regulation, our ability to distribute medical devices that are provided to members as part of our solution could be impaired.
We and certain of our third-party suppliers are required to comply with the FDA’s Quality System Regulation, or QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of medical devices that we distribute as part of our solution. The FDA audits compliance with the QSR through periodic announced and unannounced inspections of manufacturing and other facilities. The FDA may impose inspections or audits at any time. We have been inspected by the FDA in 2016 and 2018, with each inspection resulting in the FDA auditor issuing a FDA Form 483 Note of Observation that we have been able to respond to with corrective actions. If we or our suppliers have significant non-compliance issues or if any corrective action plan that we or our suppliers propose in response to observed deficiencies is not sufficient, the FDA could take enforcement action against us and our third-party suppliers. Any of the foregoing actions could have a material adverse effect on our business, financial condition and results of operations.
Our medical device operations are subject to FDA regulatory requirements.

We are regulated by the FDA as a medical device manufacturer, and the medical devices that we distribute as part of our solution are subject to extensive regulation by the FDA. Government regulations specific to medical devices are wide ranging and govern, among other things:

•	product design, development and manufacture;

•	laboratory, preclinical and clinical testing, labeling, packaging, storage, and distribution;

•	premarketing clearance or approval;

•	record keeping;

•	product marketing, promotion and advertising, sales and distribution; and

•	post-marketing surveillance, including reporting of deaths, serious injuries and product malfunctions, recalls, corrections and removals.
Before a new medical device or a new intended use for a device in commercial distribution, can be marketed in the United States, a company must first submit and receive either 510(k) clearance pursuant to section 510(k) of the Food, Drug, and Cosmetic Act, or FDCA, or approval of a premarket approval, or PMA application from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, know as a “predicate” device, in order to clear the proposed device for marketing. To be substantially equivalent, the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support substantial equivalence. Failure to demonstrate substantial equivalence to a predicate device to the FDA’s satisfaction will require the submission and approval by the FDA of a PMA application. The FDA’s 510(k) clearance process usually takes from three to 12 months, but may last longer. The process for obtaining a PMA approval takes from one to three years, or even longer, from the time the PMA is submitted to the FDA until an approval is obtained. Any delay or failure to obtain necessary regulatory approvals or clearances would have a material adverse effect on our business, financial condition and results of operations. We have obtained 510(k) clearance to distribute our glucose testing meter and test strips that we offer as part of our solution.
In addition, we are required to timely submit various reports with the FDA, including reports that medical devices that we distribute as part of our solution may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If these reports are not filed in a timely manner, regulators may impose sanctions and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business.
We have in the past, and may in the future, initiate a correction or removal for the medical devices that we distribute as part of our solution to reduce a risk to health posed by our solution. For example, in 2015, we determined that the instructions provided with our test strips were incomplete. We distributed revised instructions to our members and submitted a publicly available Correction and Removal report to the FDA. This report and other reports could be classified by the FDA as a device recall which could lead to increased scrutiny by the FDA, other international regulatory agencies and our clients regarding the quality and safety of our solution. Additionally, we are aware that our connected weight scale can overheat due to user error if the member incorrectly installs the batteries. We have taken steps to eliminate such occurrences, but any future incident related to battery installation in our scale or other device could have a negative impact on our reputation and operating results. Corrective actions can be costly, time-consuming, and divert resources from other portion of our business. Furthermore, the submission of these reports could be used by competitors against us, which could harm our reputation.
The FDA and the Federal Trade Commission, or FTC, also regulate the advertising and promotion of our solution and services to ensure that the claims we make are consistent with our regulatory clearances, that there is adequate and reasonable data to substantiate the claims and that our promotional labeling and advertising is neither false nor misleading. If the FDA or FTC determines that any of our advertising or promotional claims are misleading, not substantiated or not permissible, we may be subject to enforcement actions, including warning letters, and we may be required to revise our promotional claims and make other corrections or restitutions.
The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:

•	adverse publicity, warning letters, fines, injunctions, consent decrees, and civil penalties;

•	repair, replacement, refunds, recall, or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	product detention or import refusal;

•	denial of our requests for premarket approval of new solutions or services, new intended uses or modifications to existing solutions or services;

•	withdrawal of premarket approvals that have already been granted; and

•	criminal prosecution.
If any of these events were to occur, our business and financial condition could be harmed.
Material modifications to our devices may require new 510(k) clearances, premarket approval, or may require us to recall or cease marketing our devices until new clearances or approvals are obtained.
Material modifications to the intended use or technological characteristics of our devices that we distribute as part of our solutions may require new 510(k) clearances or premarket approvals prior to implementing the modifications, or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. The FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new clearance or approval, however, the FDA can review a manufacturer’s decision. Any modification to an FDA-cleared device that would significantly affect its safety or effectiveness or that would constitute a major change in its intended use would require a new 510(k) clearance or approval of a PMA. We may not be able to obtain additional 510(k) clearances or premarket approvals for new products or for modifications to, or additional indications for, our devices in a timely fashion, or at all. Delays in obtaining required future clearances would harm our ability to introduce new or enhanced product in a timely manner, which in turn would harm our future growth. We have made modifications to our medical devices in the past that we believe do not require additional clearances or approvals, and we may make additional modifications in the future. If the FDA disagrees and requires new clearances or approvals for any of these modifications, we may be required to recall and to stop selling or distributing our medical devices as modified, which could harm our operating results and require us to redesign our products. In these circumstances, we may be subject to significant enforcement actions.
If we fail to comply with healthcare and other governmental regulations, we could face substantial penalties and our business, financial condition and results of operations could be adversely affected.
Our solution, as well as our business activities, are subject to a complex set of regulations and rigorous enforcement, including by the FDA, U.S. Department of Justice, U.S. Department of Health and Human Services, or HHS, Office of the Inspector General and Office of Civil Rights, and numerous other federal and state governmental authorities.
Our employees, consultants and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements. Federal and state healthcare laws and regulations that may affect our ability to conduct business include, without limitation:

•
the federal Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the CMS programs, including Medicare and Medicaid;

•
the federal civil false claims and civil monetary penalties laws, including without limitation the federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government;

•	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•
the federal Physician Payment Sunshine Act, or Open Payments, created under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or Affordable Care Act, and its implementing regulations, which requires manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to payments or other transfers of value made to licensed physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, which impose certain requirements relating to the privacy, security and transmission of protected health information on certain healthcare providers, health plans and healthcare clearinghouses, and their business associates that access or otherwise process individually identifiable health information on their behalf; HIPAA also created criminal liability for knowingly and willfully falsifying or concealing a material fact or making a materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•
Medical device regulations pursuant to the FDCA, which require, among other things, pre-market clearances, approved labelling, medical device adverse event reporting, and on-going post-market monitoring and quality assurance;

•
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and are in addition to requirements under HIPAA, thus complicating compliance efforts; and

•	state laws governing the corporate practice of medicine and other healthcare professions and related fee-splitting laws.
The Affordable Care Act, among other things, amends the intent requirement of the federal Anti-Kickback Statute and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act.
Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our activities could be subject to challenge under one or more of such laws. Any action brought against us for violations of these laws or regulations, even if successfully defended, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. We may be subject to private “qui tam” actions brought by individual whistleblowers on behalf of the federal or state governments, with potential liability under the federal False Claims Act including mandatory treble damages and significant per-claim penalties.
Although we have adopted policies and procedures designed to comply with these laws and regulations and conduct internal reviews of our compliance with these laws, our compliance is also subject to governmental review. The growth of our business and sales organization and our future expansion outside of the United States may increase the potential of violating these laws or our internal policies and procedures. The risk of our being found in violation of these or other laws and regulations is further increased by the fact that many have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the federal, state and foreign laws described above or any other current or future fraud and abuse or other healthcare laws and regulations that apply to us, we may be subject to penalties, including significant criminal, civil and administrative penalties, damages and fines, disgorgement, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, imprisonment for individuals and exclusion from participation in government programs, such as Medicare and Medicaid, as well as contractual damages and reputational harm. We could also be required to curtail or cease our operations. Any of the foregoing consequences could seriously harm our business and our financial results.
Our use, disclosure, and other processing of personally identifiable information, including health information, is subject to HIPAA and other federal, state, and foreign privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our client base, member base and revenue.

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, and other processing of PHI and PII. These laws and regulations include HIPAA. HIPAA establishes a set of national privacy and security standards for the protection of protected health information, or PHI, by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. We are business associates under HIPAA and we execute business associate agreements with our clients.
HIPAA requires covered entities and business associates, such as us, to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims.
HIPAA imposes mandatory penalties for certain violations. Penalties for violations of HIPAA and its implementing regulations start at $100 per violation and are not to exceed $50,000 per violation, subject to a cap of $1.5 million for violations of the same standard in a single calendar year. However, a single breach incident can result in violations of multiple standards. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.
In addition, HIPAA mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA covered entities and business associates for compliance with the HIPAA Privacy and Security Standards. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator.
HIPAA further requires that patients be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. HIPAA specifies that such notifications must be made “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach.” If a breach affects 500 patients or more, it must be reported to HHS without unreasonable delay, and HHS will post the name of the breaching entity on its public web site. Breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually.
In addition to HIPAA, numerous other federal, state, and foreign laws and regulations protect the confidentiality, privacy, availability, integrity and security of PHI and other types of PII. These laws and regulations in many cases are more restrictive than, and may not be preempted by, HIPAA and its implementing rules. These laws and regulations are often uncertain, contradictory, and subject to changed or differing interpretations, and we expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future. This complex, dynamic legal landscape regarding privacy, data protection, and information security creates significant compliance issues for us and our clients and potentially exposes us to additional expense, adverse publicity and liability. While we have implemented data privacy and security measures in an effort to comply with applicable laws and regulations relating to privacy and data protection, some PHI and other PII or confidential information is transmitted to us by third parties, who may not implement adequate security and privacy measures, and it is possible that laws, rules and regulations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent with our practices or those of third parties who transmit PHI and other PII or confidential information to us. If we or these third parties are found to have violated such laws, rules or regulations, it could result in government-imposed fines, orders requiring that we or these third parties change our or their practices, or criminal charges, which could adversely affect our business. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices, systems and compliance procedures in a manner adverse to our business.

We also publish statements to our resellers, channel partners, clients and members that describe how we handle and protect PHI. If federal or state regulatory authorities or private litigants consider any portion of these statements to be untrue, we may be subject to claims of deceptive practices, which could lead to significant liabilities and consequences, including, without limitation, costs of responding to investigations, defending against litigation, settling claims, and complying with regulatory or court orders. Any of the foregoing consequences could seriously harm our business and our financial results. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our clients may limit the use and adoption of, and reduce the overall demand for, our platform. Any of the foregoing consequences could have a material adverse impact on our business and our financial results.
Public scrutiny of internet privacy and security issues may result in increased regulation and different industry standards, which could deter or prevent us from providing our products to our clients, thereby harming our business.
The regulatory framework for privacy and security issues worldwide is evolving and is likely to remain in flux for the foreseeable future. Various government and consumer agencies have also called for new regulation and changes in industry practices. Practices regarding the registration, collection, processing, storage, sharing, disclosure, use and security of personal and other information by companies offering an online service like our solution have recently come under increased public scrutiny.
In the European Union, or EU, the GDPR went into effect on May 25, 2018. If we or our vendors fail to comply with the applicable EU data privacy and security laws, we could be subject to government enforcement actions and significant penalties against us. GDPR introduced new data protection requirements in the EU relating to the consent of individuals to whom personal data relates, the information provided to individuals, the documentation we must retain, the security and confidentiality of personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. GDPR has increased our responsibility and potential liability in relation to personal data that we process, and we may be required to put in place mechanisms to ensure compliance with GDPR. Data protection authorities of the different EU Member States may interpret GDPR differently, and guidance on implementation and compliance practices are often updated or otherwise revised, adding to the complexity of processing personal data in the EU. Any failure by us to comply with GDPR could result in proceedings or actions against us by governmental entities or others, which may subject us to significant penalties and negative publicity, require us to change our business practices, and increase our costs and severely disrupt our business operations. In addition to GDPR in the EU, a number of countries have adopted or are considering privacy laws and regulations that may result in greater compliance efforts. In addition, government agencies and regulators have reviewed, are reviewing and will continue to review the personal data practices of certain online companies. If we are unable to comply with any such reviews or decrees that result in recommendations or binding changes, or if the recommended changes result in degradation of our solution, our business could be harmed.
Our business, including our ability to operate and to expand internationally, could be adversely affected if legislation or regulations are adopted, interpreted or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our websites, mobile applications, solutions, features or our privacy policies. In particular, the success of our business has been, and we expect will continue to be, driven by our ability to responsibly gather and use data from data subjects. Therefore, our business could be harmed by any significant change to applicable laws, regulations or industry standards or practices regarding the storage, use or disclosure of data our clients or members share with us, or regarding the manner in which the express or implied consent of clients or members for such collection, analysis and disclosure is obtained. Such changes may require us to modify our solution, possibly in a material manner, and may limit our ability to develop new solutions and features.
The information that we provide to our partners, clients and members could be inaccurate or incomplete, which could harm our business, financial condition, and results of operations.
We provide healthcare-related information for use by our partners, clients and members. Because data in the healthcare industry is fragmented in origin, inconsistent in format and often incomplete, the overall quality of data in the healthcare industry is poor, and we frequently discover data issues and errors. If the data that we provide to our partners, clients or members are incorrect or incomplete or if we make mistakes in the capture or input of these data, our reputation may suffer and our ability to attract and retain partners may be harmed.
In addition, a court or government agency may take the position that our storage and display of health information exposes us to personal injury liability or other liability for wrongful delivery or handling of healthcare services or erroneous health information. While we maintain insurance coverage, this coverage may prove to be inadequate or could cease to be available to us on acceptable terms, if at all. Even unsuccessful claims could result in substantial costs and diversion of management resources. A claim brought against us that is uninsured or under-insured could harm our business, financial condition and results of operations.

Evolving government regulations may require increased costs or adversely affect our results of operations.
In a regulatory climate that is uncertain, our operations may be subject to direct and indirect adoption, expansion or reinterpretation of various laws and regulations. Compliance with these future laws and regulations may require us to change our practices at an undeterminable and possibly significant initial monetary and annual expense. These additional monetary expenditures may increase future overhead, which could have a material adverse effect on our results of operations.
For example, since the Affordable Care Act was enacted, there have been judicial and Congressional challenges to certain aspects of the law, as well as efforts by the Trump administration to repeal or replace certain aspects of Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act. We continue to evaluate the potential impact of the Affordable Care Act and its possible repeal or replacement on our business.
There could be laws and regulations applicable to our business that we have not identified or that, if changed, may be costly to us, and we cannot predict all the ways in which implementation of such laws and regulations may affect us.
In the states in which we operate, we believe we are in compliance with all applicable material regulations, but, due to the uncertain regulatory environment, certain states may determine that we are in violation of their laws and regulations. In the event that we must remedy such violations, we may be required to modify our solution and services in such states in a manner that undermines our solution’s attractiveness to partners, clients or members, we may become subject to fines or other penalties or, if we determine that the requirements to operate in compliance in such states are overly burdensome, we may elect to terminate our operations in such states. In each case, our revenue may decline and our business, financial condition, and results of operations could be adversely affected.
Additionally, the introduction of new solutions may require us to comply with additional, yet undetermined, laws and regulations. Compliance may require obtaining appropriate state medical board licenses or certificates, increasing our security measures and expending additional resources to monitor developments in applicable rules and ensure compliance. The failure to adequately comply with these future laws and regulations may delay or possibly prevent our solution from being offered to partners, clients and members, which could have a material adverse effect on our business, financial condition, and results of operations.
We are subject to export and import control laws and regulations that could impair our ability to compete in international markets or subject us to liability if we violate such laws and regulations.
We and our products are subject to U.S. import and export controls and trade and economic sanctions regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. These laws prohibit the shipment or provision of certain products and solutions to certain countries, governments and persons targeted by U.S. sanctions. Exports of our products and services must be made in compliance with these laws and regulations. If in the future we are found to be in violation of U.S. sanctions or export control laws, it could result in civil and criminal penalties, including loss of export privileges and substantial fines for us and for the individuals working for us.

In addition, changes in our solution, or future changes in export and import regulations, may prevent our members with international operations from deploying our platform globally or, in some cases, prevent the export or import of our solution to certain countries, governments or persons altogether. Any change in export or import regulations, economic sanctions or related legislation or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell subscriptions to our platform to, existing or potential clients with international operations. Any decreased use of our platform or limitation on our ability to export or sell our solution would likely adversely affect our business, financial condition, and results of operations.
Failure to comply with anti-bribery, anti-corruption and anti-money laundering laws could subject us to penalties and other adverse consequences.
We are subject to the FCPA and other anti-corruption, anti-bribery, and anti-money laundering laws in the jurisdictions in which we do business, both domestic and abroad. These laws generally prohibit us and our employees from improperly influencing government officials or commercial parties in order to obtain or retain business, direct business to any person or gain any improper advantage. The FCPA and similar applicable anti-bribery and anti-corruption laws also prohibit our third-party business partners, representatives and agents from engaging in corruption and bribery. We and our third-party business partners, representatives and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners and agents, even if we do not explicitly authorize such activities. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure you that our employees and agents will not take actions in violation of our policies or applicable law, for which we may be ultimately held responsible. Our exposure for violating these laws will increase as we expand internationally and as we commence sales and operations in foreign jurisdictions. Any violation of the FCPA or other applicable anti-bribery, anti-corruption laws and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, imposition of significant legal fees, loss of export privileges, severe criminal or civil sanctions or suspension or debarment from U.S. government contracts, substantial diversion of management’s attention, drop in stock price or overall adverse consequences to our business, all of which may have an adverse effect on our reputation, business, financial condition, and results of operations.
If our arrangements with our clients are found to violate state laws prohibiting the corporate practice of medicine or fee splitting, our business, financial condition and our ability to operate in those states could be adversely impacted.
The laws of most states, including states in which our clients and members are located, prohibit us from practicing medicine, providing any treatment or diagnosis, or otherwise exercising any control over the medical judgments or decisions of licensed physicians and from engaging in certain financial arrangements, such as splitting professional fees with physicians. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. We enter into contracts with our clients to deliver certain services in exchange for fees. Although we seek to substantially comply with applicable state prohibitions on the corporate practice of medicine and fee splitting, state officials who administer these laws or other third parties may successfully challenge our existing organization and contractual arrangements. If such a claim were successful, we could be subject to civil and criminal penalties and could be required to restructure or terminate the applicable contractual arrangements. A determination that these arrangements violate state statutes, or our inability to successfully restructure our relationships with our clients to comply with these statutes, could eliminate clients or members located in certain states from the market for our solution and services, which would have a material adverse effect on our business, financial condition, and results of operations.
We may become subject to medical liability claims, which could cause us to incur significant expenses and may require us to pay significant damages if not covered by insurance.
Our business entails the risk of medical liability claims against both our partners and us. Although we carry insurance covering medical malpractice claims in amounts that we believe are appropriate in light of the risks attendant to our business, successful medical liability claims could result in substantial damage awards that exceed the limits of our insurance coverage. In addition, professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services. As a result, adequate professional liability insurance may not be available to our partners or to us in the future at acceptable costs or at all.
Any claims made against us that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us and divert the attention of our management and our partners from our operations, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, any claims may adversely affect our business or reputation.

Our business depends upon the interoperability of our solution across a number of medical devices, operating systems and third-party applications that we do not control.
Our solution relies in part on broad interoperability with a range of diverse medical devices, operating systems, and third-party applications. We are dependent on the accessibility of our solution across these third-party operating systems and applications that we do not control. Third-party services and products are constantly evolving, and we may not be able to modify our platform to assure its compatibility with that of other third parties following development changes. Should the interoperability of our solution across devices, operating systems and third-party applications decrease, or if members are unable to easily and seamlessly access our application or information stored in our platform, our business, financial condition, and results of operations could be harmed.
Our proprietary solutions may not operate properly, which could damage our reputation, give rise to claims against us, or divert application of our resources from other purposes, any of which could harm our business and operating results.
Proprietary software and hardware development is time-consuming, expensive and complex, and may involve unforeseen difficulties. We may encounter technical obstacles, and it is possible that we discover additional problems or design defects that prevent our proprietary solution from operating properly. We have experienced product design issues in the past and continue to work to address those and anticipate additional concerns. If our solutions do not function reliably, malfunction, or fail to achieve client expectations in terms of performance, clients could assert liability claims against us or attempt to cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain clients.
The software underlying our platform is highly complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the code has been used by our members. Any real or perceived errors, failures, bugs or other vulnerabilities discovered in our code could result in negative publicity and damage to our reputation, loss of clients, loss of members, loss of or delay in market acceptance of our platform, loss of competitive position, loss of revenue or liability for damages, overpayments and/or underpayments, any of which could harm our enrollment rates. Similarly, any real or perceived errors, failures, design flaws or defects in our devices could have similar negative results. In such an event, we may be required or may choose to expend additional resources in order to help correct the problem. Such efforts could be costly, or ultimately unsuccessful. Even if we are successful at remediating issues, we may experience damage to our reputation and brand. There can be no assurance that provisions typically included in our agreements with partners that attempt to limit our exposure to claims would be enforceable or adequate or would otherwise protect us from liabilities or damages with respect to any particular claim. Even if unsuccessful, a claim brought against us by any clients or partners would likely be time-consuming and costly to defend and could seriously damage our reputation and brand.
Indemnity provisions in various agreements potentially expose us to liability for intellectual property infringement and for breaches of our business association agreements.
Our agreements with clients and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, breaches of our business association agreements or other liabilities relating to or arising from, in each case, our solution or other contractual obligations. Typically, our agreements’ indemnification obligations provide for uncapped liability for which we would be responsible, and many of our indemnity provisions survive termination or expiration of the applicable agreement. Large indemnity payments could harm our business, results of operations and financial condition. Whether we have an indemnification provision or not, if disputes arise over our agreements with our channel partners, clients or other third parties, and contractual terms are interpreted adversely to us, we could be subject to liabilities, including fines, remediation, or other penalties. Any dispute with a client with respect to such obligations could have adverse effects on our relationship with that client, other existing clients and new clients and harm our business, financial condition, and results of operations.
If the shift by companies to subscription business models, including consumer adoption of healthcare products and services that are provided through such models, and, in particular, the market for our solution, develops slower than we expect, our growth may slow or stall, and our operating results could be adversely affected.
Our success depends on companies in the healthcare industry shifting to subscription business models and choosing to consume products and services through such models. Many companies may be unwilling or unable to offer their solutions using a subscription business model, especially if they do not believe that the consumers of their products and services would be receptive to such offerings. The adoption of subscription health management tools is still relatively new, and enterprises may not choose to shift their business model or, if they do, they may decide that they do not need a healthcare solution that offers the range of services that we offer. Accordingly, it is difficult to predict adoption rates and demand for our solutions, the future growth rate and size of our market, or the entry of competitive solutions. Factors that may affect market acceptance of our solution include:

•	the number of companies shifting to subscription business models;

•	the number of consumers and businesses adopting new, flexible ways to consume products and services;

•	the security capabilities, reliability and availability of cloud-based services;

•	client or member concerns with entrusting a third party to store and manage their data, especially health-related, confidential, or sensitive data;

•	our ability to minimize the time and resources required to launch our solution;

•	our ability to maintain high levels of member satisfaction;

•	our ability to deliver upgrades and other changes to our solution without disruption to our clients or members;

•	the level of customization or configuration we offer; and

•	the price, performance, and availability of competing products and services.
The markets for subscription products and services and for solutions for chronic conditions may not develop further or may develop slower than we expect. If companies do not shift to subscription business models and subscription health management tools do not achieve widespread adoption, or if there is a reduction in demand for subscription products and services or subscription health management tools caused by technological challenges, weakening economic conditions, security or privacy concerns, decreases in corporate spending, a lack of member acceptance or otherwise, our business could be materially and adversely affected.
We may be required to delay recognition of some of our revenue, which may harm our financial results in any given period.
We may be required to delay recognition of revenue for a significant period of time if we enter into an agreement containing contract terms that include:

•	the transaction involves both current products and products that are under development;

•	the client requires significant modifications, configurations, or complex interfaces that could delay delivery or acceptance of our solution;

•	the transaction involves acceptance criteria or other terms that may delay revenue recognition; or

•	the transaction involves payment terms that depend upon contingencies.
Because of these factors and other specific revenue recognition requirements under GAAP, we must have very precise terms in our contracts to begin recognizing revenue when we initially provide access to our platform. Although we strive to enter into agreements that meet the criteria under GAAP for current revenue recognition on delivered performance obligations, our agreements are often subject to negotiation and revision based on the demands of our clients. The final terms of our agreements sometimes result in deferred revenue recognition, which may adversely affect our financial results in any given period. In addition, more clients may require shorter term contracts or alternative payment arrangements that could reduce the amount of revenue we recognize upon delivery of our products and could adversely affect our short-term financial results.
Furthermore, the presentation of our financial results requires us to make estimates and assumptions that may affect revenue recognition. In some instances, we could reasonably use different estimates and assumptions, and changes in estimates are likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates.
Certain of our operating results and financial metrics may be difficult to predict as a result of seasonality.
We typically enter into a higher percentage of agreements with new clients, as well as renewal agreements with existing clients, in our third and fourth quarters, which results in higher enrollment launch rates in the first quarter. We believe that this results in part from the timing of open enrollment periods of many of our clients. We may be affected by seasonal trends in the future, particularly as our business matures. These effects may become more pronounced as we target larger organizations and their larger budgets for use of our solution. Additionally, this seasonality may be reflected to a much lesser extent, and sometimes may not be immediately apparent, in our revenue. To the extent we experience this seasonality, it may cause fluctuations in our operating results and financial metrics and make forecasting our future operating results and financial metrics more difficult.
We may be subject to legal proceedings and litigation, including intellectual property and privacy disputes, which are costly to defend and could materially harm our business and results of operations.

We may be party to lawsuits and legal proceedings in the normal course of business. These matters are often expensive and disruptive to normal business operations. We may face allegations, lawsuits and regulatory inquiries, audits and investigations regarding data privacy, security, labor and employment, consumer protection and intellectual property infringement, including claims related to privacy, patents, publicity, trademarks, copyrights and other rights. A portion of the technologies we use incorporates open source software, and we may face claims claiming ownership of open source software or patents related to that software, rights to our intellectual property or breach of open source license terms, including a demand to release material portions of our source code or otherwise seeking to enforce the terms of the applicable open source license. We may also face allegations or litigation related to our acquisitions, securities issuances or business practices, including public disclosures about our business. Litigation and regulatory proceedings, and particularly the patent infringement and class action matters we could face, may be protracted and expensive, and the results are difficult to predict. Certain of these matters may include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our solution or require us to stop offering certain features, all of which could negatively impact our enrollment rate and revenue growth. We may also become subject to periodic audits, which would likely increase our regulatory compliance costs and may require us to change our business practices, which could negatively impact our revenue growth. Managing legal proceedings, litigation and audits, even if we achieve favorable outcomes, is time-consuming and diverts management’s attention from our business.
The results of regulatory proceedings, litigation, claims, and audits cannot be predicted with certainty, and determining reserves for pending litigation and other legal, regulatory and audit matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our reputation, business, financial condition, results of operations and the market price of our common stock.
Furthermore, our business exposes us to potential product liability claims that are inherent in the design, manufacture, testing and sale of medical devices. We could become the subject of product liability lawsuits alleging that component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information resulted in an unsafe condition, injury or death to members. In addition, the misuse of our solution, or the failure of members to adhere to operating guidelines, could cause significant harm to members, including death, which could result in product liability claims. Product liability lawsuits and claims, safety alerts or product recalls, with or without merit, could cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business, harm our reputation and adversely affect our ability to attract and retain clients, any of which could have a material adverse effect on our business, financial condition and results of operations.
Although we maintain third-party product liability insurance coverage, it is possible that claims against us may exceed the coverage limits of our insurance policies. Even if any product liability loss is covered by an insurance policy, these policies typically have substantial deductibles for which we are responsible. Product liability claims in excess of applicable insurance coverage could have a material adverse effect on our business, financial condition and results of operations. In addition, any product liability claim brought against us, with or without merit, could result in an increase of our product liability insurance premiums. Insurance coverage varies in cost and can be difficult to obtain, and we cannot guarantee that we will be able to obtain insurance coverage in the future on terms acceptable to us or at all.
The enactment of legislation implementing changes in the U.S. taxation of international business activities, the adoption of other tax reform policies or changes in tax legislation or policies in jurisdictions outside of the United States could materially impact our results of operations and financial condition.
On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, or the Tax Act, became law, and significantly reformed the Internal Revenue Code of 1986, as amended, or the Code. The Tax Act, among other things, includes changes to U.S. federal tax rates and the taxation of foreign earnings, imposes significant additional limitations on the deductibility of interest and the use of net operating losses generated in tax years beginning after December 31, 2017 allows for the immediate expensing of certain capital expenditures and puts into effect the migration from a “worldwide” system of taxation to a territorial system. We continue to examine the impact the Tax Act may have on our business. Due to our plans to expand into international markets, any changes in the U.S. or international taxation of such activities may increase our worldwide effective tax rate and harm our business, financial condition and results of operations. The impact of the Tax Act and other changes to U.S. and non-U.S. tax laws, and regulations or interpretations thereof, on us or our business is uncertain and could be adverse. We urge prospective investors to consult with their legal and tax advisors with respect to the potential tax consequences of investing in or holding our common stock.

Failure to protect or enforce our intellectual property rights could harm our business and results of operations.
Our intellectual property includes the content of our website, our solutions, our software code, our registered and unregistered copyrights, trademarks and our patents and patent applications. We believe that our intellectual property is an essential asset of our business. If we do not adequately protect our intellectual property, our brand and reputation could be harmed and competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could materially harm our business, negatively affect our position in the marketplace, limit our ability to commercialize our technology and delay or render impossible our achievement of profitability. A failure to protect our intellectual property in a cost-effective and meaningful manner could have a material adverse effect on our ability to compete. We regard the protection of our trade secrets, copyrights, trademarks, trade dress, databases, domain names and patents as critical to our success. We strive to protect our intellectual property rights by relying on federal, state and common law rights and other rights provided under foreign laws. These laws are subject to change at any time and could further restrict our ability to protect or enforce our intellectual property rights. In addition, the existing laws of certain foreign countries in which we operate may not protect our intellectual property rights to the same extent as do the laws of the United States. We also have a practice of entering into confidentiality and invention assignment agreements with our employees and contractors, and often enter into confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. In addition, from time to time we make our technology and other intellectual property available to others under license agreements, including open source license agreements and trademark licenses under agreements with our partners for the purpose of co-branding or co-marketing our products or services. However, these contractual arrangements and the other steps we have taken to protect our intellectual property rights may not prevent the misappropriation of our proprietary information, infringement of our intellectual property rights, disclosure of trade secrets and other proprietary information, or deter independent development of similar or competing technologies, duplication of our technologies or efforts to design around our patents by others, and may not provide an adequate remedy in the event of such misappropriation or infringement.
Obtaining and maintaining effective intellectual property rights is expensive, including the costs of defending our rights. We make business decisions about when to seek patent protection for a particular technology and when to rely upon trade secret protection, and the approach we select may ultimately prove to be inadequate. Our issued U.S. patents cover key features of our smart, cellular-connected meter, but we have not yet obtained any issued patents that provide protection for key features of our other products. We are seeking to protect certain of our intellectual property rights through filing applications for copyrights, trademarks, patents and domain names in a number of jurisdictions, a process that is expensive and may not be successful in all jurisdictions. We are continuing to monitor and evaluate our intellectual property protection in various jurisdictions as we expand our business. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our solutions, technology, or proprietary information, or provide us with any competitive advantages. Moreover, we cannot guarantee that any of our pending patent applications will issue or be approved. The United States Patent and Trademark Office, or the USPTO, also requires compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after a patent has issued. There are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If this occurs, our competitors might be able to enter the market, which would have a material adverse effect on our business. Even where we have intellectual property rights, they may later be found to be unenforceable or have a limited scope of enforceability. In addition, we may not seek to pursue such protection in every jurisdiction. In particular, we believe it is important to maintain, protect and enhance our brands. Accordingly, we pursue the registration of domain names and our trademarks and service marks in the United States and in some jurisdictions outside of the United States. Third parties may challenge our use of our trademarks, oppose our trademark applications or otherwise impede our efforts to protect our intellectual property in certain jurisdictions. For example, we are aware that a third party has registered the trademark “Livongo” and related domain names in certain international jurisdictions. We may encounter similar challenges in other international jurisdictions as we expand our business. In the event that we are unable to register our trademarks in certain jurisdictions, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. We have already and may, over time, increase our investment in protecting innovations through investments in patents and similar rights, and this process is expensive and time-consuming.
In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. We may not always detect infringement of our intellectual property rights, and defending or enforcing our intellectual property rights, even if successfully detected, prosecuted, enjoined or remedied, could result in the expenditure of significant financial and managerial resources. Litigation may be necessary to enforce our intellectual property rights, protect our proprietary rights or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business and results of operations. We may also incur significant costs in enforcing our trademarks against those who attempt to imitate our brand and other valuable trademarks and service marks. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, countersuits and adversarial proceedings such as oppositions, inter partes review, post-grant review, re-examination or other post-issuance proceedings, that attack the validity and enforceability of our intellectual property rights. An adverse determination of any litigation proceedings could put our patents at risk of being invalidated or interpreted narrowly and could put our related pending patent applications at risk of not issuing. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential or sensitive information could be compromised by disclosure in the event of litigation. In addition, during the course of litigation there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.
If we fail to maintain, protect and enhance our intellectual property rights, our business, results of operations and financial condition may be harmed and the market price of our common stock could decline.
We have been and may be in the future subject to claims that we violated intellectual property rights of others, which are extremely costly to defend and could require us to pay significant damages and limit our ability to operate.
Companies in our industry, and other intellectual property rights holders seeking to profit from royalties in connection with grants of licenses, own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. Our future success depends in part on not infringing upon the intellectual property rights of others. We have in the past and may in the future receive notices that claim we have misappropriated, infringed, or otherwise misused other parties’ intellectual property rights. There may be intellectual property rights held by others, including issued patents and trademarks or pending applications, that cover significant aspects of our technologies, content, branding or business methods. We may be unaware of the intellectual property rights of others that may cover some or all of our technology. Because patent applications can take years to issue and are often afforded confidentiality for some period of time there may currently be pending applications, unknown to us, that later result in issued patents that could cover one or more of our products. In a patent infringement claim against us, we may assert, as a defense, that we do not infringe the relevant patent claims, that the patent is invalid or both. The strength of our defenses will depend on the patents asserted, the interpretation of these patents, and our ability to invalidate the asserted patents. However, we could be unsuccessful in advancing non-infringement and/or invalidity arguments in our defense. In the United States, issued patents enjoy a presumption of validity, and the party challenging the validity of a patent claim must present clear and convincing evidence of invalidity, which is a high burden of proof. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof.
Any intellectual property claim against us or parties indemnified by us, regardless of merit, could be time consuming and expensive to settle or litigate and could divert our management’s attention and other resources. These claims also could subject us to significant liability for damages and could result in our having to stop using technology, content, branding or business methods found to be in violation of another party’s rights. We might be required or may opt to seek a license for rights to intellectual property held by others, which may not be available on commercially reasonable terms, or at all. Even if a license is available, we could be required to pay significant royalties, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, content, branding or business methods, which could require significant effort and expense, be infeasible or make us less competitive in the market. Such disputes could also disrupt our business, which would adversely impact our client satisfaction and ability to attract clients. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. If we cannot license or develop technology, content, branding or business methods for any allegedly infringing aspect of our business, we may be unable to compete effectively. Additionally, we may be obligated to indemnify our clients or members in connection with litigation and to obtain licenses or refund subscription fees, which could further exhaust our resources. In the case of infringement or misappropriation caused by technology that we obtain from third parties, any indemnification or other contractual protections we obtain from such third parties, if any, may be insufficient to cover the liabilities we incur as a result of such infringement or misappropriation. Any of these results could harm our operating results.
Any disruption of service at our third-party data and call centers or Amazon Web Services could interrupt or delay our ability to deliver our services to our clients.
We currently host our platform, serve our clients and support our operations in the United States primarily from third-party data and call centers and using Amazon Web Services, or AWS, a provider of cloud infrastructure services. We do not have control over the operations of the facilities of our data and call center providers or AWS. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our solution. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. Our solutions’ continuing and uninterrupted performance is critical to our success. Because our solutions and services are used by our members to manage chronic conditions, it is critical that our solutions be accessible without interruption or degradation of performance. Members may become dissatisfied by any system failure that interrupts our ability to provide our solutions to them. Outages could lead to the triggering of our service level agreements and the issuance of credits to our clients, in which case, we may not be fully indemnified for such losses pursuant to our agreement with AWS. We may not be able to easily switch our AWS operations to another cloud provider if there are disruptions or interference with our use of AWS. Sustained or repeated system failures would reduce the attractiveness of our solution to clients and members and result in contract terminations, thereby reducing revenue. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our solution. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service.
Neither our third-party data and call center providers nor AWS have an obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with these providers on commercially reasonable terms, if our agreements with our providers are prematurely terminated, or if in the future we add additional data or call center providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new providers. If these providers were to increase the cost of their services, we may have to increase the price of our solutions, and our operating results may be adversely impacted.
We rely on internet infrastructure, bandwidth providers, third-party computer hardware and software and other third parties for providing services to our clients and members, and any failure or interruption in the services provided by these third parties could expose us to litigation and negatively impact our relationships with clients and members, adversely affecting our operating results.
Our ability to deliver our internet-based services depends on the development and maintenance of the infrastructure of the internet by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, bandwidth capacity and security. Our services are designed to operate without interruption. However, we may experience future interruptions and delays in services and availability from time to time. In the event of a catastrophic event with respect to one or more of our systems, we may experience an extended period of system unavailability, which could negatively impact our relationship with clients and members. To operate without interruption, both we and our service providers must guard against:

•	damage from fire, power loss, natural disasters and other force majeure events outside our control;

•	communications failures;

•	software and hardware errors, failures, and crashes;

•	security breaches, computer viruses, hacking, denial-of-service attacks, and similar disruptive problems; and

•	other potential interruptions.
We also rely on software licensed from third parties in order to offer our services. These licenses are generally commercially available on varying terms. However, it is possible that this software may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of this software could result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated. Furthermore, our use of additional or alternative third-party software would require us to enter into license agreements with third parties, and integration of our software with new third-party software may require significant work and require substantial investment of our time and resources. Also, any undetected errors or defects in third-party software could prevent the deployment or impair the functionality of our software, delay new updates or enhancements to our solution, result in a failure of our solution, and injure our reputation.
We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our business, results of operations, and financial condition.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the listing standards of The Nasdaq Stock Market LLC, or Nasdaq, and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses.
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.
As a result of disclosure of information in our Prospectus and in filings required of a public company, our business and financial condition will become more visible, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, results of operations, and financial condition.
We are an “emerging growth company,” and our election to comply with the reduced disclosure requirements as a public company may make our common stock less attractive to investors.
For so long as we remain an “emerging growth company,” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, being required to provide fewer years of audited financial statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will cease to be an “emerging growth company” upon the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (ii) the date we qualify as a large accelerated filer, with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have, in any three-year period, issued more than $1.0 billion in non-convertible debt securities; and (iv) December 31, 2024 (the last day of the fiscal year following the fifth anniversary of our IPO). We may choose to take advantage of some but not all of these reduced reporting burdens. Accordingly, the information we provide to our stockholders may be different than the information you receive from other public companies in which you hold stock. In addition, the JOBS Act also provides that an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected to take advantage of this extended transition period under the JOBS Act. As a result, our operating results and financial statements may not be comparable to the operating results and financial statements of other companies who have adopted the new or revised accounting standards. It is possible that some investors will find our common stock less attractive as a result, which may result in a less active trading market for our common stock and higher volatility in our stock price.
Investors may find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.
We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new products, services or enhance our existing products or services, enhance our operating infrastructure and acquire complementary businesses and technologies. In order to achieve these objectives, we may make future commitments of capital resources. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters. However, subject to limited exceptions, our loan and security agreement with SVB prohibits us from incurring indebtedness without the prior written consent of SVB. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
Our debt agreements contain certain restrictions that may limit our ability to operate our business.
The terms of our existing loan and security agreement and the related collateral documents with SVB contain, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability, and the ability of our subsidiaries, to take actions that may be in our best interests, including, among others, disposing of assets, entering into change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on our assets, declaring and paying dividends, and agreeing to do any of the foregoing. Our loan and security agreement requires us to satisfy a minimum adjusted quick ratio financial covenant, which is the ratio of our unrestricted cash and net billed accounts receivable to our current liabilities, plus the outstanding amount of revolving loans, minus the current portion of our deferred revenue. Our ability to meet financial covenants can be affected by events beyond our control, and we may not be able to continue to meet this covenant. A breach of any of these covenants or the occurrence of other events (including a material adverse effect) specified in the loan and security agreement and/or the related collateral documents could result in an event of default under the loan and security agreement. Upon the occurrence of an event of default, SVB could elect to declare all amounts outstanding, if any, under the loan and security agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, SVB could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our respective assets (other than intellectual property) as collateral under the loan documents. If SVB accelerates the repayment of borrowings, if any, we may not have sufficient funds to repay our existing debt. We have not drawn down any amounts under this loan and security agreement.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the applicable listing standards of Nasdaq. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting, which includes hiring additional accounting and financial personnel to implement such processes and controls. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.
Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business and results of operations and could cause a decline in the price of our common stock.
We anticipate spending substantial funds in connection with the tax liabilities that arise upon the initial settlement of RSUs in connection with our IPO and following our IPO. The manner in which we fund these expenditures may have an adverse effect on our financial condition.
We anticipate that we will spend substantial funds to satisfy certain income tax withholding and remittance obligations when we settle our RSUs granted prior to the closing of our IPO, as well as those granted after the closing of our IPO. We have issued RSUs that vest upon the satisfaction of both a service-based vesting condition and a performance-based vesting condition. The service-based vesting condition for the majority of our outstanding RSUs is satisfied over a period of four years. Generally, the performance-based vesting condition is satisfied upon the earlier of (i) six months and one day after the closing of an initial public offering pursuant to a registration statement under the Securities Act on an active trading market and (ii) an acquisition or change in control of us. When the RSUs vest, we will deliver one share of common stock for each vested RSU on the settlement date. The RSUs vest on the first date upon which both the service-based vesting condition and the performance-based vesting condition are satisfied, and upon vesting we anticipate withholding shares and remitting income taxes on behalf of the holders at the applicable minimum statutory rates, which we refer to as net settlement. Based on number of RSUs outstanding as of June 30, 2019 for which the service-based vesting condition has been satisfied on that date, and assuming the performance vesting condition had been satisfied on that date at our offering price of $28.00 per share, we estimate that these income tax withholding and remittance obligations would be approximately $2.8 million in the aggregate. The amount of these obligations could be higher or lower, depending on the price of shares of our common stock and the actual number of RSUs outstanding for which the service-based vesting condition has been satisfied on the initial settlement date for such RSUs. To settle these RSUs on the initial settlement date, based on the number of RSUs outstanding as of June 30, 2019, we would expect to deliver an aggregate of approximately 155,232 shares of our common stock to the RSU holders after withholding an aggregate of approximately 99,247 shares of our common stock.
Our reported financial results may be affected by changes in accounting principles generally accepted in the United States, such as the adoption of ASC 606, and difficulties in implementing these changes could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
Accounting principles generally accepted in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. In particular, in May 2014, the FASB issued ASC 606, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As an “emerging growth company,” we are allowed under the JOBS Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to take advantage of this extended transition period under the JOBS Act, which resulted in ASC 606 becoming effective for us beginning on January 1, 2019.
We plan to adopt the new revenue standard using the modified retrospective transition method when it becomes effective for us, which is the year ending December 31, 2019 and interim periods beginning after December 31, 2019. We are in the process of reviewing our significant contracts and are evaluating the impact of the new standard. Based on our preliminary impact assessment of the Livongo for Diabetes solution, we believe that the overall promise to our customers is to improve member health results and reduce healthcare costs, and the delivery of this promise would not be possible without the integration of Livongo devices, supplies, access to our web-based platform, and clinical and data services. The promises to transfer the goods and services are not separately identifiable in accordance with ASC 606-10-25-19b, evidenced by the fact that we provide a significant service of integrating the goods and services provided by us (i.e., inputs) into a combined output (i.e., member behavior modifications) that result in the fulfillment of our promise to our customers. We are currently finalizing our assessment of the full accounting impact of the standard; however, we have identified the treatment of variable consideration will be impacted upon our adoption. Additionally, incremental costs of obtaining a contract will be recognized as assets to the extent the period of benefit is greater than one year. We continue to evaluate the effect that the standard will have on our consolidated financial statements, including disclosures, and preliminary assessments are subject to change.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with GAAP and our key metrics require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes and amounts reported in our key metrics. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to allowance for doubtful accounts, assessment of the useful life and recoverability of long-lived assets, fair value of guarantees included in revenue arrangements, fair values of stock-based awards, warrants, contingent consideration, and income taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2018, we had U.S. federal net operating loss carryforwards, or NOLs, of $122.8 million and state NOLs of $63.7 million. Unused NOLs for the year ended December 31, 2017 and prior tax years will carry forward to offset future taxable income, if any, until such unused losses expire. Unused losses generated after December 31, 2017, pursuant to the Tax Act, will not expire and may be carried forward indefinitely but will only be deductible to the extent of 80% of current year taxable income in any given year. It is uncertain if and to what extent various states will conform to the Tax Act. As a result, if we earn net taxable income in future years, our pre-2018 NOLs may expire prior to being used and our NOLs generated in 2018 and thereafter will be subject to a percentage limitation. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% stockholders” that exceed 50 percentage points over a rolling three-year period. We have undergone ownership changes in the past, which have resulted in minor limitations on our ability to utilize our NOLs, and if we undergo an ownership change in connection with or after our IPO, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. The existing NOLs of some of our subsidiaries may be subject to limitations arising from ownership changes prior to, or in connection with, their acquisition by us. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize some portion of our NOLs, none of which are currently reflected on our balance sheet, even if we attain profitability.

The applicability of sales, use and other tax laws or regulations on our business is uncertain. Adverse tax laws or regulations could be enacted or existing laws could be applied to us or our clients, which could subject us to additional tax liability and related interest and penalties, increase the costs of our solution and adversely impact our business.
The application of federal, state, local and international tax laws to services provided electronically is evolving. New income, sales, use, value-added or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time (possibly with retroactive effect), and could be applied solely or disproportionately to services provided over the internet or could otherwise materially affect our financial position and results of operations.
In addition, state, local and foreign tax jurisdictions have differing rules and regulations governing sales, use, value-added and other taxes, and these rules and regulations can be complex and are subject to varying interpretations that may change over time. Existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us (possibly with retroactive effect). We have not collected sales taxes in all jurisdictions in which we have made sales to our clients, and we believe we may have exposure for potential sales tax liability, including interest and penalties, for which we have established a reserve in our financial statements, and any sales tax exposure may be material to our operating results. Although our client contracts typically provide that our clients must pay all applicable sales and similar taxes, our clients may be reluctant to pay back taxes and associated interest or penalties, or we may determine that it would not be commercially feasible to seek reimbursement. In addition, we or our clients could be required to pay additional tax amounts on both future as well as prior sales, and possibly fines or penalties and interest for past due taxes. If we are required to collect and pay back taxes and associated interest and penalties, and if the amount we are required to collect and pay exceeds our estimates and reserves, or if we are unsuccessful in collecting such amounts from our clients, we could incur potentially substantial unplanned expenses, thereby adversely impacting our operating results and cash flows. Imposition of such taxes on our services going forward or collection of sales tax from our clients in respect of prior sales could also adversely affect our sales activity and have a negative impact on our operating results and cash flows.
One or more states may seek to impose incremental or new sales, use, value added or other tax collection obligations on us, including for past sales by us or our resellers and other partners. A successful assertion by a state, country or other jurisdiction that we should have been or should be collecting additional sales, use, value added or other taxes on our solutions could, among other things, result in substantial tax liabilities for past sales, create significant administrative burdens for us, discourage users from utilizing our solutions or otherwise harm our business, results of operations, and financial condition.
We recently implemented a new enterprise resource planning system, and if this new system proves ineffective or if we experience issues with the transition, we may be unable to timely or accurately prepare financial reports, make payments to our suppliers and employees, or invoice and collect from our users.
In 2017, we implemented a new enterprise resource planning, or ERP, system, including our systems for tracking revenue recognition. Our ERP system is critical to our ability to accurately maintain books and records and to prepare our financial statements. The transition to our new ERP system may be disruptive to our business if the ERP system does not work as planned or if we experience issues relating to the implementation. Such disruptions could impact our ability to timely or accurately make payments to our suppliers and employees, and could also inhibit our ability to invoice and collect from our users. Data integrity problems or other issues may be discovered which, if not corrected, could impact our business or financial results. In addition, we may experience periodic or prolonged disruption of our financial functions arising out of this conversion, general use of such system, other periodic upgrades or updates, or other external factors that are outside of our control. If we encounter unforeseen problems with our ERP system or other related systems and infrastructure, our business, results of operations, and financial condition could be adversely affected.

Our business could be disrupted by catastrophic events and man-made problems, such as power disruptions, data security breaches, and terrorism.
Our systems are vulnerable to damage or interruption from the occurrence of any catastrophic event, including earthquake, fire, flood, tsunami, or other weather event, power loss, telecommunications failure, software or hardware malfunction, cyber-attack, war, terrorist attack, or incident of mass violence, which could result in lengthy interruptions in access to our platform. In particular, certain of the facilities we lease to house our computer and telecommunications equipment are located in the San Francisco Bay Area, a region known for seismic activity, and our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. In addition, acts of terrorism, including malicious internet-based activity, could cause disruptions to the internet or the economy as a whole. Even with our disaster recovery arrangements, access to our platform could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver our platform and solution to our clients and members would be impaired or we could lose critical data. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, our business, financial condition, and results of operations would be harmed.
We have implemented a disaster recovery program that allows us to move website traffic to a backup data center in the event of a catastrophe. This allows us the ability to move traffic in the event of a problem, and the ability to recover in a short period of time. However, to the extent our disaster recovery program does not effectively support the movement of traffic in a timely or complete manner in the event of a catastrophe, our business and results of operations may be harmed.
We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to our business, financial condition and results of operations that may result from interruptions in access to our platform as a result of system failures.
Regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain metals used in the manufacturing of our devices.
As a public company, we are subject to the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 which requires us to diligence, disclose and report whether our devices contain conflict minerals. The implementation of these requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our appliances. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used in or necessary to the production of our appliances and, if applicable, potential changes to appliances, processes or sources of supply as a consequence of such verification activities. It is also possible that we may face reputational harm if we determine that certain of our appliances contain minerals not determined to be conflict-free or if we are unable to alter our appliances, processes or sources of supply to avoid use of such materials.
Risks Related to Ownership of Our Common Stock
The trading price of our common stock could be volatile, and you could lose all or part of your investment.
The trading price of our common stock may fluctuate substantially and be higher or lower than our initial public offering price, depending on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the market prices and trading volumes of technology and healthcare company stocks;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	sales of shares of our common stock by us or our stockholders;

•
failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	the financial projections we may provide to the public, any changes in those projections, or our failure to meet those projections;

•	announcements by us or our competitors of new products;

•	the public’s reaction to our press releases, other public announcements, and filings with the SEC;

•	changes in how clients perceive the benefits of our products and services, and future product offerings;

•	changes in the structure of healthcare payment systems;

•	rumors and market speculation involving us or other companies in our industry;

•	actual or anticipated changes in our results of operations or fluctuations in our results of operations;

•	actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally;

•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	any significant data breach involving our products, services or site, or data stored by us or on our behalf;

•	announced or completed acquisitions of businesses, commercial relationships, products, services, or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations, or principles;

•	“flash crashes,” “freeze flashes” or other glitches that disrupt trading on the securities exchange on which we are listed;

•	any significant change in our management; and

•	general economic conditions and slow or negative growth of our markets
In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the trading price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have an adverse effect on our business, results of operations, and financial condition.
Our executive officers, directors, and holders of 5% or more of our common stock collectively beneficially own approximately 56.3% of the outstanding shares of our common stock and continue to have substantial control over us, which will limit your ability to influence the outcome of important transactions, including a change in control.
Upon completion of our IPO, our executive officers, directors, and each of our stockholders who own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 56.3% of the outstanding shares of our common stock, based on the number of shares outstanding as of June 30, 2019 (including shares that were purchased by existing stockholders in our IPO or in a concurrent secondary sale). As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
Sales of substantial amounts of our common stock in the public markets, or the perception that such sales could occur, could reduce the price that our common stock might otherwise attain.
Sales of a substantial number of shares of our common stock in the public market after our IPO, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. We had 79,505,064 shares of capital stock outstanding as of June 30, 2019. All of the shares of common stock sold in our IPO, other than shares purchased in our IPO by Kinnevik Online AB, which are subject to a lock-up agreement as described further below, are freely tradable without restrictions or further registration under the Securities Act, except for any shares held by our “affiliates” as defined in Rule 144 under the Securities Act.

Our executive officers, directors, and substantially all holders of our capital stock and securities convertible into or exchangeable for our capital stock are subject to market standoff agreements with us or have entered into lock-up agreements with the underwriters agreeing, subject to certain exceptions, not to, without the prior written consent of Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC, on behalf of the underwriters, dispose of or hedge any shares or any securities convertible into or exchangeable for shares of our capital stock for a period of 180 days after the date of the Prospectus. When the lock-up period in the lock-up agreements expires, our locked-up securityholders will be able to sell our shares in the public market. In addition, Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC, on behalf of the underwriters, may release all or some portion of the shares subject to the lock-up agreements prior to the expiration of the lock-up period. Sales of a substantial number of such shares, or the perception that such sales may occur, upon expiration of, or early release of the securities subject to, the lock-up agreements, could cause our stock price to fall.
Upon completion of our IPO, stockholders owning an aggregate of up to 68,659,085 shares are entitled, under our investors’ rights agreement, to require us to register shares owned by them for public sale in the United States. In addition, we filed a registration statement to register shares reserved for future issuance under our equity compensation plans. Upon effectiveness of that registration statement, subject to the satisfaction of applicable exercise periods and the expiration or waiver of the market standoff agreements and lock-up agreements referred to above, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSU awards are available for immediate resale in the United States in the open market.
Sales of our shares as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our common stock to fall and make it more difficult for you to sell shares of our common stock.
If securities or industry analysts publish reports that are interpreted negatively by the investment community or publish negative research reports about our business, our share price and trading volume could decline.
The trading market for our common stock depends, to some extent, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts or the information contained in their reports. If one or more analysts publish research reports that are interpreted negatively by the investment community, or have a negative tone regarding our business, financial condition or operating performance, industry or end-markets, our share price could decline. In addition, if a majority of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.
We have broad discretion in the use of the net proceeds to us from our IPO and may not use them effectively.
We have broad discretion in the application of the net proceeds to us from our IPO. Because of the number and variability of factors that will determine our use of the net proceeds from our IPO, their ultimate use may vary substantially from their currently intended use. If we do not use the net proceeds that we receive in our IPO effectively, our business, financial condition, operating results, and prospects could be harmed, and the market price of our common stock could decline. Pending their use, we may invest the net proceeds from our IPO in short-term, investment-grade, interest-bearing securities such as money market accounts, certificates of deposit, commercial paper, and guaranteed obligations of the U.S. government that may not generate a high yield for our stockholders. These investments may not yield a favorable return to our investors.
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of rendering more difficult, delaying or preventing a change of control or changes in our management. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws include provisions:

•	creating a classified board of directors whose members serve staggered three-year terms;

•
authorizing “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend, and other rights superior to our common stock;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•	specifying that special meetings of our stockholders can be called only by our board of directors, the Chair of our board of directors or our Chief Executive Officer;

•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;

•	prohibiting cumulative voting in the election of directors;

•	providing that our directors may be removed only for cause;

•	providing that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and

•
requiring the approval of our board of directors or the holders of at least 66% of our outstanding shares of capital stock to amend our amended and restated bylaws and certain provisions of our amended and restated certificate of incorporation.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, institutional stockholder representative groups, stockholder activists and others may disagree with our corporate governance provisions or other practices, including anti-takeover provisions, such as those listed above. We generally will consider recommendations of institutional stockholder representative groups, but we will make decisions based on what our board and management believe to be in the best long-term interests of our company and stockholders; however, these groups could make recommendations to our stockholders against our practices or our board members if they disagree with our positions.
Finally, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.
Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

•	any derivative action or proceeding brought on our behalf;

•	any action asserting a breach of fiduciary duty;

•	any action asserting a claim against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; and

•	any action asserting a claim against us that is governed by the internal-affairs doctrine.
This exclusive forum provision will not apply to any causes of action arising under the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Furthermore, the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. For example, the Court of Chancery of the State of Delaware recently determined that a provision stating that U.S. federal district courts are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. However, this decision may be reviewed and ultimately overturned by the Delaware Supreme Court. If a court were to find either exclusive-forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.
We do not intend to pay dividends for the foreseeable future.
We have never declared nor paid any cash dividends on our capital stock. In addition, our loan and security agreement with SVB restricts, and any future indebtedness may restrict, our ability to pay dividends. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. As a result, stockholders must rely on sales of their common stock after price appreciation as the only way to realize any future gains on their investment, if any.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans, or otherwise will dilute all other stockholders.
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors, and consultants under our stock incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.
We could be subject to securities class action litigation.
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us, because technology companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sale of Equity Securities
From January 1, 2019 through July 25, 2019 (the date of the filing of our registration statement on Form S-8), we granted to our directors, officers, employees, consultants and other service providers restricted stock units for an aggregate of 3,703,427 shares of our common stock under our 2014 Stock Incentive Plan, or the 2014 Plan, and restricted stock awards for an aggregate of 982,301 shares of our common stock under our 2014 Plan.
From January 1, 2019 through July 25, 2019 (the date of the filing of our registration statement on Form S-8), we issued and sold to our directors, officers, employees, consultants and other service providers an aggregate of 1,936,752 shares of common stock upon the exercise of options issued under our 2014 Plan at a weighted-average exercise price of $9.20 per share, for an aggregate exercise price of $1.9 million.
None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act (or Regulation D or Regulation S promulgated thereunder) by virtue of Section 4(a)(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.
Use of Proceeds
On July 29, 2019, we completed our initial public offering, or IPO, in which we sold 14,590,050 shares of our common stock at an offering price of $28.00 per share, including 1,903,050 shares pursuant to the exercise in full of the underwriters' option to purchase additional shares. We received net proceeds of $377.7 million, after deducting underwriting discounts and commissions of $28.6 million and estimated deferred offering costs of approximately $2.2 million. All of the shares of common stock issued and sold in our IPO were registered under the Securities Act of 1933, as amended pursuant to a registration statement on Form S-1 (File No. 333-232412), which was declared effective by the SEC on July 24, 2019. The representatives of the underwriters of our IPO were Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC, and J.P. Morgan Securities LLC.
No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates. As of June 30, 2019, approximately $1.6 million of expenses incurred in connection with our IPO had been paid.
There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Prospectus.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger by and among the Registrant, myStrength, Inc., certain holders of capital stock of myStrength, Inc., Livongo Merger Sub, Inc., and the stockholder representative named therein, dated as of January 23, 2019.	S-1	333-227191	2.1	June 28, 2019
2.2	Agreement and Plan of Merger by and among the Registrant, Raisin Merger Sub, Inc., Retrofit Inc., and the stockholder representative named therein, dated as of March 31, 2018.	S-1	333-227191	2.2	June 28, 2019
3.1	Amended and Restated Certificate of Incorporation of the Registrant.
3.2	Amended and Restated Bylaws of the Registrant.
4.1	Form of common stock certificate of the Registrant.	S-1/A	333-232412	4.1	July 15, 2019
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and officers.	S-1	333-232412	10.1	June 28, 2019
10.2+	Amended and Restated Employment Agreement between the Registrant and James Pursley, dated as of June 25, 2019.	S-1	333-232412	10.11	June 28, 2019
10.3+	Amendment to Restricted Stock Award Agreement between the Registrant and Zane Burke, dated as of June 26, 2019.	S-1	333-232412	10.12	June 28, 2019
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101 SCH	Inline XBRL Taxonomy Extension Schema Document.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101 DEF	Inline Taxonomy Extension Definition Linkbase Document.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101).

* The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	September 5, 2019	By:	/s/ Zane Burke
Zane Burke
Chief Executive Officer
(Principal Executive Officer)

Date:	September 5, 2019	By:	/s/ Lee Shapiro
Lee Shapiro
Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)