Form 10-Q
period 2019-09-30
Livongo Health, Inc.
filed 2019-11-08
CIK 1639225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer

☒	Non-accelerated filer	☐	Smaller reporting company

☒	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2019, the registrant had approximately 94,482,000 shares of common stock, $0.001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
LIVONGO HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$349,820	$108,928
Short-term investment	50,000	—
Accounts receivable, net of allowance for doubtful accounts of $1,552 and $575 as of September 30, 2019 and December 31, 2018, respectively	40,901	16,623
Inventories	21,274	8,934
Deferred costs, current	12,223	6,022
Prepaid expenses and other current assets	9,350	4,935
Total current assets	483,568	145,442
Property and equipment, net	8,975	5,837
Restricted cash, noncurrent	1,270	179
Goodwill	35,794	15,709
Intangible assets, net	17,165	5,154
Deferred costs, noncurrent	4,586	2,447
Other noncurrent assets	3,547	5,485
TOTAL ASSETS	$554,905	$180,253
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,636	$6,377
Accrued expenses and other current liabilities	28,803	16,152
Deferred revenue, current	3,909	1,614
Advance payments from partner, current	1,767	293
Total current liabilities	42,115	24,436
Deferred revenue, noncurrent	670	437
Advance payment from partner, noncurrent	7,754	6,432
Other noncurrent liabilities	3,040	3,825
TOTAL LIABILITIES	53,579	35,130
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, par value of $0.001 per share; zero and 58,615 shares authorized as of September 30, 2019 and December 31, 2018, respectively; zero and 58,615 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively; aggregate liquidation preference of zero and $237,650 as of September 30, 2019 and December 31, 2018, respectively	—	236,929
Stockholders’ equity (deficit):
Preferred stock, par value of $0.001 per share; 100,000 and zero shares authorized as of September 30, 2019 and December 31, 2018, respectively; zero shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	—
Common stock, par value of $0.001 per share; 900,000 and 99,250 shares authorized as of September 30, 2019 and December 31, 2018, respectively; 94,454 and 17,691 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	94	18
Additional paid-in capital	663,761	21,789
Accumulated deficit	(162,529)	(113,613)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	501,326	(91,806)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)	$554,905	$180,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVONGO HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$46,658	$18,782	$119,605	$47,225
Cost of revenue	12,199	5,558	35,222	13,371
Gross profit	34,459	13,224	84,383	33,854
Operating expenses:
Research and development	17,794	6,804	37,079	16,485
Sales and marketing	23,543	11,026	56,644	24,392
General and administrative	14,182	6,408	41,998	14,848
Change in fair value of contingent consideration	55	—	1,011	—
Total operating expenses	55,574	24,238	136,732	55,725
Loss from operations	(21,115)	(11,014)	(52,349)	(21,871)
Other income, net	1,409	505	2,056	970
Loss before provision for income taxes	(19,706)	(10,509)	(50,293)	(20,901)
Provision for (benefit from) income taxes	6	7	(1,377)	21
Net loss	$(19,712)	$(10,516)	$(48,916)	$(20,922)
Accretion of redeemable convertible preferred stock	(13)	(42)	(96)	(119)
Net loss attributable to common stockholders	$(19,725)	$(10,558)	$(49,012)	$(21,041)
Net loss per share attributable to common stockholders, basic and diluted	$(0.27)	$(0.64)	$(1.34)	$(1.29)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	72,197	16,538	36,636	16,328
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVONGO HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of June 30, 2019	58,615	$237,012	20,890	$21	$33,326	$(142,817)	$(109,470)
Accretion of redeemable convertible preferred stock	—	13	—	—	(13)	—	(13)
Conversion of redeemable convertible preferred stock to common stock upon IPO	(58,615)	(237,025)	58,615	59	236,966	—	237,025
Issuance of common stock upon IPO	—	—	14,590	14	377,744	—	377,758
Issuance of common stock upon exercise of stock options	—	—	231	—	516	—	516
Issuance of common stock upon exercise of warrants	—	—	90	—	60	—	60
Issuance of common stock upon release of restricted stock units	—	—	56	—	—	—	—
Tax withholding on releasing of restricted stock units	—	—	(18)	—	(563)	—	(563)
Stock-based compensation expense	—	—	—	—	15,725	—	15,725
Net loss	—	—	—	—	—	(19,712)	(19,712)
Balance as of September 30, 2019	—	$—	94,454	$94	$663,761	$(162,529)	$501,326

Balance as of June 30, 2018	58,615	$236,844	17,411	$17	$15,722	$(90,637)	$(74,898)
Accretion of redeemable convertible preferred stock		42	—	—	(42)	—	(42)
Issuance of common stock upon exercise of stock options	—	—	142	1	136	—	137
Stock-based compensation expense	—	—	—	—	1,299	—	1,299
Net loss	—	—	—	—	—	(10,516)	(10,516)
Balance as of September 30, 2018	58,615	$236,886	17,553	$18	$17,115	$(101,153)	$(84,020)
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVONGO HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	58,615	$236,929	17,691	$18	$21,789	$(113,613)	$(91,806)
Accretion of redeemable convertible preferred stock	—	96	—	—	(96)	—	(96)
Conversion of redeemable convertible preferred stock to common stock	(58,615)	(237,025)	58,615	59	236,966	—	237,025
Issuance of common stock upon exercise of stock options	—	—	1,957	1	1,958	—	1,959
Issuance of restricted stock awards	—	—	982	1	(1)	—	—
Issuance of common stock upon releasing of restricted stock units	—	—	547	1	(1)	—	—
Tax withholding on releasing of restricted stock units	—	—	(18)	—	(563)	—	(563)
Issuance of common stock upon IPO	—	—	14,590	14	377,744	—	377,758
Issuance of common stock upon exercise of warrants	—	—	90	—	60	—	60
Stock-based compensation expense	—	—	—	—	25,905	—	25,905
Net loss	—	—	—	—	—	(48,916)	(48,916)
Balance as of September 30, 2019	—	$—	94,454	$94	$663,761	$(162,529)	$501,326

Balance as of December 31, 2017	45,960	$132,017	17,030	$17	$13,806	$(80,231)	$(66,408)
Issuance of Series E redeemable convertible preferred stock for cash of $104,750 at $4.1484 per share, net of issuance costs of $251	12,655	104,750	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	119	—	—	(119)	—	(119)
Issuance of common stock upon exercise of stock options	—	—	523	1	411	—	412
Stock-based compensation expense	—	—	—	—	3,017	—	3,017
Net loss	—	—	—	—	—	(20,922)	(20,922)
Balance as of September 30, 2018	58,615	$236,886	17,553	$18	$17,115	$(101,153)	$(84,020)
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVONGO HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,916)	$(20,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,312	810
Amortization of intangible assets	1,889	368
Change in fair value of contingent consideration	1,011	—
Allowance for doubtful accounts	501	64
Stock-based compensation expense	25,727	2,972
Deferred income taxes	(1,396)	—
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable, net	(23,441)	(7,499)
Inventories	(12,340)	(700)
Deferred costs	(8,340)	(3,153)
Prepaid expenses and other assets	(4,052)	(422)
Accounts payable	1,041	1,648
Accrued expenses and other liabilities	6,547	5,072
Deferred revenue	1,128	419
Advance payments from partner	2,796	(174)
Net cash used in operating activities	(55,533)	(21,517)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,334)	(625)
Capitalized internal-use software costs	(3,558)	(2,323)
Purchase of short-term investment	(50,000)	—
Acquisitions, net of cash acquired	(27,435)	(12,268)
Escrow deposit	434	(7,000)
Net cash used in investing activities	(81,893)	(22,216)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	377,953	—
Proceeds from exercise of stock options, net of repurchases	1,959	412
Proceeds from exercise of common stock warrants	60	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	104,750
Payment of deferred purchase consideration	—	(2,000)
Taxes paid related to net share settlement of equity awards	(563)	—
Net cash provided by financing activities	379,409	103,162
Net increase in cash, cash equivalents, and restricted cash	241,983	59,429
Cash, cash equivalents, and restricted cash, beginning of period	109,107	61,523
Cash, cash equivalents, and restricted cash, end of period	$351,090	$120,952
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$349,820	$120,672
Restricted cash	1,270	280
Total cash, cash equivalents, and restricted cash, end of period	$351,090	$120,952
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accretion of redeemable convertible preferred stock	$96	$119
Purchases of property and equipment included in accounts payable and accrued liabilities	$363	$19
Contingent consideration liability related to Retrofit acquisition	$1,316	$6,204
Contingent consideration liability related to myStrength acquisition	$3,300	$—
Unpaid working capital adjustment related to myStrength acquisition	$119	$—
Capitalized internal-use software costs in accounts payable and accrued liabilities	$(95)	$110
Unpaid offering costs	$195	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVONGO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Description of Business
Description of Business
Livongo Health, Inc. (“we”, “us”, “the Company”, or “Livongo”) was incorporated in the state of Delaware on October 16, 2008, under the name of EosHealth, Inc. In September 2014, we changed our name to Livongo Health, Inc. Livongo empowers people with chronic conditions to live better and healthier lives. We have created a unified platform that provides smart, cellular-connected devices, supplies, informed coaching, data science-enabled insights and facilitates access to medications across multiple chronic conditions to help our members lead better lives. We currently offer Livongo for Diabetes, Livongo for Hypertension, Livongo for Prediabetes and Weight Management, and Livongo for Behavioral Health by myStrength. We create consumer-first experiences with high member satisfaction, measurable, sustainable health outcomes, and more cost-effective care for our members and our clients. This approach is leading to better clinical and financial outcomes while also creating a better experience for people with chronic conditions and their care team of family, friends, and medical professionals. Our headquarters are located in Mountain View, California, and we serve customers throughout North America.
Initial Public Offering
In July 2019, we completed our initial public offering ("IPO") in which we issued and sold 14,590,050 shares of our common stock at an offering price of $28.00 per share, including 1,903,050 shares of common stock pursuant to the exercise in full of the underwriters' option to purchase additional shares. We received net proceeds of $377.8 million, after deducting underwriting discounts and commissions of $28.6 million and offering costs of $2.2 million. Offering costs are capitalized and consist of fees and expenses incurred in connection with the sale of our common stock in the IPO, including the legal, accounting, printing and other IPO-related costs. Upon completion of the IPO, these deferred offering costs were reclassified to stockholders’ equity and recorded against the proceeds from the offering. Immediately prior to the closing of the IPO, all 58,615,488 shares of our then-outstanding redeemable convertible preferred stock automatically converted into 58,615,488 shares of common stock at their respective conversion ratios and we reclassified $236.9 million of redeemable convertible preferred stock to additional paid-in capital and $0.1 million to common stock on our condensed consolidated balance sheet.
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
The condensed consolidated balance sheet as of December 31, 2018 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by U.S. GAAP. The accompanying interim condensed consolidated balance sheets as of September 30, 2019, the interim condensed consolidated statements of operations and the interim condensed consolidated statements of redeemable convertible preferred stock and stockholders’ deficit for the three and nine months ended September 30, 2019 and 2018, and the interim condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 are unaudited. These interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all adjustments necessary to fairly state our financial position as of September 30, 2019, the results of our operations for the three and nine months ended September 30, 2019 and 2018 and result of our cash flows for the nine months ended September 30, 2019 and 2018. The financial data and other financial information disclosure in the notes to these interim condensed consolidated financial statements related to the three and nine months periods are also unaudited. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results expected for the year ending December 31, 2019 or any future period.
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
Comprehensive Loss
For the three and nine months ended September 30, 2019 and 2018, there was no difference between comprehensive loss and net loss.
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
Concentration of Risk
Financial instruments that potentially subject us to credit risk consist principally of cash, cash equivalents, certificate of deposit, and accounts receivable. We maintain our cash primarily with domestic financial institutions of high credit quality, which may exceed federal deposit insurance corporation limits. We invest our cash equivalents in highly rated money market funds and short-term investment in a certificate of deposit. We have not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash, cash equivalents, investments and restricted cash and perform periodic evaluations of the credit standing of such institutions.
Our sales are predominately to self-insured employers, healthcare providers, and insurance carriers located throughout North America. Accounts receivable are recorded at the invoiced amount, and are stated at realizable value, net of an allowance for doubtful accounts. We perform ongoing assessments and credit evaluations of our clients to assess the collectability of the accounts based on a number of factors, including past transaction experience, age of the accounts receivable, review of the invoicing terms of the contracts, and recent communication with clients. We have not experienced material credit losses from our accounts receivable.

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

	Revenue				Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2019	2018	2019	2018	2019	2018
			(unaudited)
Partner A	30%	32%	28%	33%	29%	28%
Partner B	22%	*	23%	*	25%	13%
_________________

*	Less than 10% of total revenue or net accounts receivable
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
New Accounting Pronouncements Not Yet Adopted
Leases: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, and ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which affect certain aspects of the previously issued guidance. In December 2018, the FASB issued ASU No. 2018-20, Narrow-Scope Improvements for Lessor, Leases (Topic 842), which provides guidance on sales tax and other taxes collected from lessees. In September 2019, the FASB issued ASU No. 2019-01, Codification Improvements to Topic 842, Leases, which affect certain aspects of the previously issued guidance. Amendments include an additional transition method that allows entities to apply the new standard on the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings, as well as a new practical expedient for lessors. This ASU is effective for us for the year ending December 31, 2020 and interim periods within the year ending December 31, 2021. Early adoption is permitted. We are currently evaluating adoption methods and whether this ASU will have a material impact on our consolidated financial statements.
Stock-Based Compensation: In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. The standard simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to the nonemployees with the requirements for share-based payments granted to employees. ASU No. 2018-07 is effective for us for the year ending December 15, 2020, and interim periods within the year ending December 31, 2021. Early adoption is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.

Internal Use Software: In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use-software. This ASU is effective for us for the year ending December 31, 2021, and interim periods within the year ending December 31, 2022. Early adoption is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.
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
We plan to adopt the new revenue standard using the modified retrospective transition method when it becomes effective for us, which is the year ending December 31, 2019 and interim periods beginning after December 31, 2019. We are in the process of reviewing our significant contracts and are evaluating the impact of the new standard. Based on our preliminary impact assessment of the Livongo for Diabetes solution, we believe that the overall promise to our customers is to improve member health results and reduce healthcare costs, and the delivery of this promise would not be possible without the integration of Livongo devices, supplies, access to our web-based platform, and clinical and data services. The promises to transfer the goods and services are not separately identifiable in accordance with ASC 606-10-25-19b, evidenced by the fact that we provide a significant service of integrating the goods and services provided by us (i.e., inputs) into a combined output (i.e., member behavior modifications) that result in the fulfillment of our promise to our customers. We are currently finalizing our assessment of the full accounting impact of the standard; however, we have identified that treatment of variable consideration will be impacted by our adoption. Additionally, incremental costs of obtaining a contract will be recognized as assets to the extent the period of benefit is greater than one year. We continue to evaluate the effect that the standard will have on our consolidated financial statements, including disclosures, and preliminary assessments are subject to change.
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
The total consideration transferred as part of the Retrofit Acquisition consisted of a cash payment on the closing date, adjusted for customary closing adjustments, of $12.4 million. Upon the close of the Retrofit Acquisition, as part of the Retrofit Purchase Agreement, we placed in escrow an earn-out consideration of $7.0 million held by a third-party escrow agent to be released to the former stockholders of Retrofit contingent upon achieving future qualified member targets as determined on December 31, 2018, 2019, and 2020 (the “Retrofit Contingent Consideration”). We recorded a corresponding escrow asset of $7.0 million on our consolidated balance sheet. We estimated the fair value of the Retrofit Contingent Consideration to be $6.2 million as of the acquisition date using a Monte Carlo simulation model, which together with the cash consideration resulted in total purchase consideration of $18.6 million. The Retrofit Contingent Consideration is subject to remeasurement at each reporting date until the payments are released from escrow, with the remeasurement adjustment reported in our consolidated statements of operations. On December 31, 2018, we subsequently reduced the fair value of the Retrofit Contingent Consideration to $5.0 million, with the change in fair value of $1.2 million recorded in our condensed consolidated statements of operations. During each of the three and nine months ended September 30, 2019, the fair value of the Retrofit Contingent Consideration was reduced and we recorded a benefit of $0.3 million and $0.6 million, respectively, within the change in fair value of contingent consideration on our condensed consolidated statement of operations. In April 2019, we released $1.8 million from the escrow deposit, of which $1.3 million was paid to the former stockholders of Retrofit. As of September 30, 2019, the remaining Retrofit Contingent Consideration was $3.1 million.
Additionally, we recognized $0.3 million of acquisition-related costs as general and administrative expense in our condensed consolidated statements of operations during the nine months ended September 30, 2018.
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
Revenue and net income of Retrofit for the three and nine months ended September 30, 2019 were included in our condensed consolidated statement of operations. Revenue and net loss of Retrofit of $1.1 million and $1.0 million for the three months ended September 30, 2018, respectively, and $2.2 million and $1.8 million for the nine months ended September 30, 2018, respectively, were included in our condensed consolidated statement of operations.

Unaudited Pro Forma Financial Information
The following unaudited pro forma information presents the combined results of operations as if the Retrofit Acquisition had been completed on January 1, 2017, the beginning of the comparable annual reporting period prior to the acquisition. The unaudited pro forma results include adjustments primarily related to the following: (i) interest expense related to the legacy debt of Retrofit that was not acquired; (ii) amortization of the acquired intangible assets; (iii) recognition of post-acquisition stock-based compensation expense; (iv) the inclusion of acquisition-related costs as of the earliest period presented; and (v) the associated tax impact of the acquisitions and these unaudited pro forma adjustments.

Nine Months Ended
September 30, 2018
(in thousands)
Revenue	$48,733
Net loss	$(22,499)

myStrength, Inc.
In February 2019, we acquired all of the issued and outstanding shares of myStrength, Inc. (“myStrength”), a privately-held entity based in Denver, Colorado, and a leading provider of digital behavioral health solutions through an agreement and plan of merger (the “myStrength Purchase Agreement”) in exchange for cash consideration (the “myStrength Acquisition”). The myStrength Acquisition will enable us to more fully address the health of the whole person by bringing behavioral health conditions including depression, anxiety, stress, substance use disorder, chronic pain, opioid addiction and recovery, and insomnia to our Applied Health Signals solution.
The total consideration for the myStrength Acquisition was $30.1 million in cash, subject to a closing adjustment of $0.1 million. As part of the myStrength Purchase Agreement, we are obligated to pay an earn-out consideration up to $5.0 million contingent upon satisfying future milestones for the year ending December 31, 2019 (the “myStrength Contingent Consideration”). We estimated the fair value of the myStrength Contingent Consideration to be $3.3 million as of the acquisition date using a Monte Carlo simulation model, which together with the cash consideration, resulted in total purchase consideration of $33.5 million. The myStrength Contingent Consideration is subject to remeasurement at each reporting date until the payments are made, with the remeasurement adjustment reported in our consolidated statements of operations. On September 30, 2019, we increased the fair value of the myStrength Contingent Consideration to $4.9 million and recorded an expense of $0.4 million and $1.6 million for the three and nine months ended September 30, 2019, respectively, in our condensed consolidated statements of operations.
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

The following table sets forth the components of the identifiable intangible assets acquired and their estimated useful lives as of the acquisition date:

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
Additionally, during the nine months ended September 30, 2019, we incurred a total of $0.3 million of acquisition-related costs as a result of the myStrength acquisition.
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
Revenue and net loss of myStrength of $1.9 million and $0.4 million, respectively, for the three months ended September 30, 2019, were included in our condensed consolidated statement of operations. Revenue and net loss of myStrength of $4.7 million and $1.0 million, respectively, for the nine months ended September 30, 2019, were included in our condensed consolidated statement of operations.
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

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Revenue	$120,202	$50,034
Net loss	$(47,580)	$(25,219)

4. Balance Sheet Components
Inventories
Inventories of $21.3 million and $8.9 million, as of September 30, 2019 and December 31, 2018, respectively, consisted of finished goods.

Property and Equipment, Net
Property and equipment consisted of the following:

	September 30,	December 31,
	2019	2018
	(in thousands)
Computer, equipment and software	$1,961	$652
Furniture and fixtures	922	730
Capitalized internal-use software	9,293	5,653
Leasehold improvements	886	585
Property and equipment	13,062	7,620
Less: accumulated depreciation	(4,087)	(1,783)
Property and equipment, net	$8,975	$5,837

Depreciation and amortization expense was $0.9 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively, and $2.3 million and $0.8 million for the nine months ended September 30, 2019 and 2018, respectively.
Intangible Assets, Net
Intangible assets consisted of the following as of September 30, 2019:

	Gross Value	Accumulated Amortization	Net Book Value	Weighted- Average Remaining Useful Life
	(in thousands)			(years)
Customer relationships	$8,190	$(977)	$7,213	7.3
Developed technology	11,020	(1,428)	9,592	5.9
Trade name	448	(88)	360	4.2
Total	$19,658	$(2,493)	$17,165
Intangible assets consisted of the following as of December 31, 2018:

	Gross Value	Accumulated Amortization	Net Book Value	Weighted- Average Remaining Useful Life
	(in thousands)			(years)
Customer relationships	$3,890	$(266)	$3,624	9.3
Developed technology	1,820	(329)	1,491	4.3
Trade names	48	(9)	39	1.4
Total	$5,758	$(604)	$5,154

Amortization expense for intangible assets for three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Customer relationships	$251	$98	$669	$179
Developed technology	420	92	1,149	178
Trade names	25	6	71	11
Total	$696	$196	$1,889	$368

The expected future amortization expense related to intangible assets as of September 30, 2019 was as follows:

Amount
(in thousands)
Remainder of 2019	$696
2020	2,769
2021	2,762
2022	2,750
2023	2,494
Thereafter	5,694
Total	$17,165

Goodwill
Goodwill consisted of the following:

Amount
(in thousands)
Beginning balance as of December 31, 2018	$15,709
Goodwill acquired (Note 3)	20,085
Ending balance as of September 30, 2019	$35,794

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2019	2018
	(in thousands)
Prepaid expenses	$5,981	$2,084
Escrow deposit, current	2,100	1,750
Interest receivable	652	—
Prepaid rent	339	227
Short-term deposits	180	718
Other current assets	98	156
Total	$9,350	$4,935

Other Noncurrent Assets
Other noncurrent assets consisted of the following:

	September 30,	December 31,
	2019	2018
	(in thousands)
Escrow deposit, noncurrent	$3,150	$5,250
Other	397	235
Total	$3,547	$5,485

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2019	2018
	(in thousands)
Accrued bonus	$6,671	$5,857
Vendor accruals	5,337	1,574
Contingent consideration, current	5,336	1,316
Accrued commissions	2,639	1,470
Accrued payroll and employee benefits	2,214	1,447
Accrued sales and use taxes	2,003	1,887
Accrued rebates	1,485	609
Contribution to ESPP withheld	880	—
Accrued professional services	582	295
Other accrued expenses	1,656	1,697
Total	$28,803	$16,152

5. Fair Value Measurements
The following table sets forth the fair value of our financial assets and liabilities by level within the fair value hierarchy:

	September 30, 2019
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Assets
Cash equivalents:
Money market funds	$330,785	$—	$—	$330,785
Short-term investment:
Certificate of deposit	—	50,000	—	50,000
Total assets at fair value	$330,785	$50,000	$—	$380,785
Liabilities
Other current liabilities—contingent consideration	$—	$—	$5,336	$5,336
Other noncurrent liabilities—contingent consideration	—	—	2,663	2,663
Total liabilities at fair value	$—	$—	$7,999	$7,999

	December 31, 2018
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Assets
Cash equivalents:
Money market funds	$96,681	$—	$—	$96,681
Total assets at fair value	$96,681	$—	$—	$96,681
Liabilities
Other current liabilities—contingent consideration	$—	$—	$1,316	$1,316
Other noncurrent liabilities—contingent consideration	—	—	3,688	3,688
Total liabilities at fair value	$—	$—	$5,004	$5,004

Cash, Cash Equivalents and Short-term Investment
Our valuation techniques used to measure the fair value of money market funds are derived from quoted prices in active markets for identical assets or liabilities. Short-term investment, which consists of a certificate of deposit with a maturity of 12 months or less, is classified as a Level 2 financial asset because it is valued using quoted market price and other observable inputs in active markets for identical securities.

Cash, cash equivalents and short-term investment were as follows (in thousands):

	September 30, 2019
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash	$19,035	$—	$—	$19,035
Money market funds	330,785	—	—	330,785
Total cash, and cash equivalents	$349,820	$—	$—	$349,820
Certificate of deposit	50,000	—	—	50,000
Total short-term investment	$50,000	$—	$—	$50,000
Total cash, cash equivalents and short-term investment	$399,820	$—	$—	$399,820

	December 31, 2018
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash	$12,247	$—	$—	$12,247
Money market funds	96,681	—	—	96,681
Total cash and cash equivalents	$108,928	$—	$—	$108,928

Contingent Consideration Liability
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
The following table sets forth the changes in our Level 3 financial liability during the nine months ended September 30, 2019:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Beginning balance	$5,004	$—
Contingent consideration recorded upon acquisition (Note 3)	3,300	6,204
Change in fair value of contingent consideration (Note 3)	1,011	—
Payment related to Retrofit contingent consideration	(1,316)	—
Ending balance	$7,999	$6,204

6. Revolving Loans
In July 2019, we entered into a Loan and Security Agreement with Silicon Valley Bank ("SVB"). The agreement provides a secured revolving loan facility in an aggregate principal amount of up to $30.0 million. Revolving loans under this facility bear interest at a floating rate equal to the greater of (i) 5.25% or (ii) the prime rate published in the Wall Street Journal, minus 0.25%. Interest on the revolving loans is due and payable monthly in arrears. The maturity date of any revolving loan is July 2022.
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
The Loan and Security Agreement also contains customary events of default, upon which SVB may declare all or a portion of our outstanding obligations payable to be immediately due and payable. There were no amounts outstanding under the agreement as of September 30, 2019. Fees incurred under the revolving loan facility during the three and nine months ended September 30, 2019 were not material.
7. Commitments and Contingencies
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
As of September 30, 2019, our net minimum payments under the noncancelable operating leases are as follows:

	Minimum Lease Payments	Sublease Income	Net Minimum Lease Payments
	(in thousands)
Remainder of 2019	$746	$15	$731
2020	3,915	61	3,854
2021	4,896	62	4,834
2022	5,036	63	4,973
2023	5,017	65	4,952
Thereafter	4,759	66	4,693
Total future minimum payments	$24,369	$332	$24,037
As of December 31, 2018, our net minimum payments under the noncancelable operating leases are as follows:

Year Ending December 31,	Minimum Lease Payments	Sublease Income	Net Minimum Lease Payments
	(in thousands)
2019	$2,027	$22	$2,005
2020	824	23	801
2021	729	24	705
2022	748	24	724
2023	606	25	581
Thereafter	296	25	271
Total future minimum payments	$5,230	$143	$5,087

Total rent expense paid to third parties was $0.8 million and $0.4 million during the three months ended September 30, 2019 and 2018, respectively, and $2.0 million and $1.2 million during the nine months ended September 30, 2019 and 2018, respectively.
In February 2019, we entered into sublease arrangements, as a sublessor, with a stockholder for space for our Chicago, Illinois office. See further discussion in Note 14. Rent expense incurred for sublease arrangements for the nine months ended September 30, 2019 was $0.1 million, and was not material for the three months ended September 30, 2019 and 2018, and the nine months ended September 30, 2018.
In June 2019, we entered into an amendment to the lease agreement for our Mountain View office. The amendment makes changes to the original lease including (i) the addition of approximately 16,100 square feet of office space and (ii) an extension of our current lease term. The total future lease obligation is $11.3 million over the new lease term from July 2019 through January 2024.
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
We record estimates for resolution of legal and other contingencies when losses are probable and estimable.
Although the results of litigation and claims are inherently unpredictable, we have not recorded an accrual for such contingencies as we believe that there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of September 30, 2019, and December 31, 2018.

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

8. Stockholders’ Equity
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

We recognized accretion to the redemption price of our redeemable convertible preferred stock of less than $0.1 million for each of the three months ended September 30, 2019 and 2018; and $0.1 million for each of the nine months ended September 30, 2019 and 2018, respectively. Accretion is recognized as a reduction of additional paid-in capital with a corresponding increase to the carrying value of our redeemable convertible preferred stock. Upon completion of the IPO, the accretion rights of our redeemable convertible preferred stock were terminated.

In connection with the IPO, we filed an Amended and Restated Certificate of Incorporation which authorizes the issuance of 100,000,000 shares of undesignated preferred stock, par value of $0.001 per share, with rights and preferences, including voting rights, designated from time to time by our board of directors.
Common Stock

In July 2019, upon completion of our IPO, we sold 14,590,050 shares of our common stock at an offering price of $28.00 per share, including 1,903,050 shares of common stock pursuant to the exercise in full of the underwriters' option to purchase additional shares. We raised net proceeds of $377.8 million, after deducting underwriting discounts and commissions of $28.6 million and offering costs of approximately $2.2 million.

In connection with the IPO, we filed an Amended and Restated Certificate of Incorporation which authorizes the issuance of 900,000,000 shares of common stock with a par value of $0.001 per share.

As of September 30, 2019 and December 31, 2018, we reserved shares of common stock, on an as-if-converted basis, for future issuance as follows:

	September 30,	December 31,
	2019	2018
	(in thousands)
Redeemable convertible preferred stock	—	58,615
Outstanding warrants to purchase common stock	695	785
Outstanding options to purchase common stock	15,003	17,571
Outstanding restricted stock units	5,147	1,827
Restricted stock awards subject to repurchase	736	—
Estimated shares for future ESPP purchase	890	—
Available for future issuance under 2019 Plan	8,007	1,741
Total	30,478	80,539

9. Common Stock Warrants
Common stock warrants outstanding as of September 30, 2019 are as follows:

Holder	Issue Date	Outstanding Shares	Exercise Price	Exercisable Shares	Expiration Date
	(in thousands, except per share data)
Partner	3/1/2015	695	$2.28	695	2/28/2025
		695		695
Common stock warrants outstanding as of December 31, 2018 are as follows:

Holder	Issue Date	Outstanding Shares	Exercise Price	Exercisable Shares	Expiration Date
	(in thousands, except per share data)
Bank	4/16/2015	28	$0.36	28	9/5/2024
Bank	4/16/2015	63	0.80	63	4/16/2025
Partner	3/1/2015	694	2.28	694	2/28/2025
		785		785

Common stock warrants covering 90,277 shares of common stock were exercised during the three and nine months ended September 30, 2019 for proceeds of approximately $0.1 million.
Warrant activities during the nine months ended September 30, 2019 are:

	Outstanding Shares	Weighted Average Exercise Price
	(in thousands, except per share data)
December 31, 2018	785	$2.09
Exercised	(90)	0.66
September 30, 2019	695	$2.28

10. Stock-Based Compensation
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
In July 2019, our board of directors adopted, and our stockholders approved, our 2019 Employee Incentive Plan (the "2019 Plan"). Our 2019 Plan became effective as of the business day immediately prior to the effective date of our IPO. Our 2019 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to our employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares to our employees, directors, and consultants and our parent and subsidiary corporations’ employees and consultants. A total of 8,004,000 shares of our common stock have been reserved for issuance pursuant to our 2019 Plan. In addition, the shares reserved for issuance under our 2019 Plan include (i) shares that were reserved but unissued under our 2014 Stock Incentive Plan, or our 2014 Plan, as of immediately prior to its termination, plus (ii) shares subject to awards under our 2014 Plan, and our 2008 Stock Incentive Plan, or 2008 Plan, that, on or after the termination of the 2014 Plan, expire or terminate and shares previously issued pursuant to our 2014 Plan or 2008 Plan, as applicable, that, on or after the termination of the 2014 Plan, are forfeited or repurchased by us (provided that the maximum number of shares that may be added to our 2019 Plan from the 2014 Plan and 2008 Plan is 21,770,029 shares). The number of shares of our common stock available for issuance under our 2019 Plan will also include an annual increase on the first day of each fiscal year beginning on January 1, 2020, equal to the least of: (i) 7,120,000 shares; (ii) 4% of the outstanding shares of our common stock as of the last day of our immediately preceding fiscal year; or (iii) such other amount as our board of directors may determine as of no later than the last day of our immediately preceding fiscal year.

Stock Options
Stock options granted generally vest over four years with 25% of the option shares vesting one year from the vesting commencement date and then ratably on a monthly basis over the following 36 months. Options generally expire 10 years from the date of grant.

Stock option activity under the Plans is as follows:

		Options Outstanding
	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands, except per share data and years)
Balance as of December 31, 2018	1,741	17,571	$1.80	7.7	$89,990
Shares authorized	10,504	—
Exercised	—	(1,957)	$9.42
Forfeited/cancelled	611	(611)	$3.29
Restricted stock awards granted	(982)	—
Restricted stock units and Performance RSUs granted	(3,807)	—
Performance stock units (PSUs) granted	(100)	—
Performance RSUs forfeited	28	—
Performance stock units forfeited	12	—
Balance as of September 30, 2019	8,007	15,003	$1.84	7.0	$234,025
Vested and exercisable as of September 30, 2019		9,834	$1.37	6.4	$158,029

The aggregate intrinsic value of stock option awards exercised was $5.1 million and $0.4 million for the three months ended September 30, 2019 and 2018, respectively, and $33.2 million and $1.6 million for the nine months ended September 30, 2019 and 2018, respectively. Aggregate intrinsic value represents the difference between the exercise price and the fair value of the shares underlying common stock on the date of exercise.
The weighted-average grant date fair value of stock options granted to employees during each of the three and nine months ended September 30, 2018 was $1.70 per share. No options were granted during the three and nine months ended September 30, 2019. As of September 30, 2019, total unrecognized compensation expense related to unvested stock options, Performance RSUs and restricted stock units granted to employees was $40.0 million, which is expected to be recognized over a weighted-average period of 3.2 years.
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
We recognized stock-based compensation expense of $0.2 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively, and $0.6 million and $0.3 million for the nine months ended September 30, 2019 and 2018, respectively, in connection with these service- and market-based grants. Additionally, we recognized stock-based compensation expense of $0.2 million related to the canceled market-based options for the nine months ended September 30, 2019.
The unrecognized stock-based compensation expense for market-based awards as of September 30, 2019 was $1.9 million, which is expected to be recognized over a weighted-average period of 2.9 years.
Restricted Stock Awards

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested balance, December 31, 2018	—	$—
Issued	982	$9.76
Vested	(246)	$9.76
Unvested balance, September 30, 2019	736	$9.76

In March 2019, we issued a restricted stock award covering 982,301 shares of our common stock to an executive with a grant date fair value of $9.6 million.
We recognized stock-based compensation expense of $0.5 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively, and $3.6 million and $0.5 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the unrecognized stock-based compensation expense related to these restricted stock awards was $6.0 million, which is expected to be recognized over a weighted-average period of 2.9 years.
Restricted Stock Units

	Restricted Stock Units, Performance RSUs and PSUs	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Balance as of December 31, 2018	1,827	$6.42
Granted	3,907	$11.71
Released	(547)	$14.26
Forfeited	(40)	$10.50
Balance as of September 30, 2019	5,147	$10.17

Prior to our IPO, we granted restricted stock units that contain both service- and performance-based vesting conditions to our executives, employees and consultants (“Performance RSUs”). The service-based vesting condition is generally satisfied (i) over four years with 25% vesting on the one-year anniversary of the award and the remainder vesting monthly over the next 36 months, or (ii) over four years with 1/48 vesting on the one-month anniversary of the award, and remainder vesting monthly over the next 47 months, subject to the grantee’s continued service with us through the vesting dates. The performance-based vesting condition is satisfied upon the earlier of (i) a change in control where the consideration paid to our equity security holders is cash, publicly traded stock, or a combination of both, or (ii) six months and one day following our IPO. The satisfaction of the performance-based vesting condition became probable upon the completion of our IPO in July 2019, at which point we recorded cumulative stock-based compensation expense of $11.9 million using the accelerated attribution method.
Subsequent to our IPO in July 2019, we grant restricted stock units to our executives, employees and consultants that only contain service-based vesting conditions (RSUs). The service-based vesting condition is generally satisfied over four years on a quarterly basis, with each 1/16 vesting on prefixed quarterly vesting anchor dates, subject to the grantee's continued service with us through the vesting dates.

During the three months and nine months ended September 30, 2019, $13.0 million stock-based compensation expense related to performance RSUs and RSUs was recognized in our condensed consolidated statement of operations.
In January 2019, we granted restricted stock units covering 982,301 shares to an executive that contain only service-based vesting conditions over a four year period and recognized stock-based compensation expense of $0.5 million and $1.3 million, respectively, during the three and nine months ended September 30, 2019. In addition, we granted restricted stock units covering 491,151 shares that immediately vested on the grant date and recognized $3.8 million of stock-based compensation expense in our condensed consolidated statements of operations for the nine months ended September 30, 2019.
During the nine months ended September 30, 2019, we issued restricted stock units covering 225,000 shares with only service-based vesting conditions to the board of directors, which will be satisfied in quarterly installments through May 25, 2021. We also issued other performance-based restricted stock units covering 100,000 shares which consist of both service- and performance-based vesting conditions including both the achievement of certain sales milestones and our IPO. The service-based vesting condition will be satisfied over four years from the date the sales milestones are met. The performance-based vesting condition is satisfied upon both the achievement of certain sales milestones and our IPO. Stock-based compensation expense related to these restricted stock units that are expected to vest was $0.2 million during the three and nine months ended September 30, 2019.
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

All regular employees, including executive officers, employed by us or by any of our designated affiliates, except for those holding 5% or more of the total combined voting power or value of our common stock, may participate in the ESPP and may contribute, normally through payroll deductions, up to 15% of their earnings (as defined in the ESPP) for the purchase of our common stock under the ESPP. Unless otherwise determined by our board of directors, the purchase price of the shares will be 85% of the lower of the fair market value of our common stock on the first trading day of each offering period or on the purchase date, subject to a limit of the lesser of (i) 500 shares of our common stock, or (ii) $12,500 divided by the fair market value of our common stock as of the first day of the offering period, with any resulting fractional share rounded down to the nearest whole share.

As of September 30, 2019, no shares of common stock have been purchased under our ESPP.
During the three and nine months ended September 30, 2019, we recognized $0.3 million stock-based compensation expense related to our ESPP in our condensed consolidated statement of operations. As of September 2019, the unrecognized stock-based compensation expense related to our ESPP is $1.1 million, which is expected to be recognized over a weighted average period of 0.6 years.
We estimated the fair value of ESPP purchase rights for our first offering period using a Black-Scholes option-pricing model with the following assumptions:

Nine Months Ended September 30, 2019
Expected term (years)	0.77
Expected volatility	50.6%
Risk-free interest rate	1.9%
Dividend yield	—%

Award Modifications
In 2018, our board of directors approved modifications to three outstanding restricted stock awards granted under the 2014 Plan, one held by a former employee providing services to us as of that date and the other two held by employees. One modification was to immediately vest 23,363 shares subject to restricted stock awards held by the former employee in September 2018, resulting in additional stock-based compensation expense of $0.1 million that was recognized in the consolidated statements of operations during the nine months ended September 30, 2018. The other two modifications were related to the cancellation of 753,546 shares subject to restricted stock awards and the grant of Performance RSUs covering 376,772 shares. Prior to the performance-based vesting condition for these Performance RSUs that was satisfied upon our IPO, we recognized stock-based compensation expense based on the remaining amount stock-based compensation expense measured for the restricted stock awards. In conjunction with our IPO in July 2019, the performance-based vesting condition for these Performance RSUs was satisfied, and we recognized the incremental stock-based compensation expense of $2.0 million related to the Performance RSUs in our condensed consolidated statement of operations. As of September 30, 2019, unrecognized expense of these Performance RSUs is $0.9 million, which is expected to be recognized over the remaining weighted average period of 1.9 years.
In June 2019, we amended an executive’s restricted stock award agreement, originally executed in March 2019 covering 982,301 shares of our common stock. The amendment (i) revised the forfeiture provision such that in the event that the executive ceases providing services to us as a result of his termination with cause prior to February 2020, then any vested shares as of such date will be forfeited immediately and (ii) removed our and certain preferred investors’ repurchase option for any vested restricted stock awards. As a result of this modification, we recognized $2.2 million of stock-based compensation expense in our condensed consolidated statement of operations on the modification date.
Stock-Based Compensation Expense
Stock-based compensation expense in the consolidated statements of operations is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenue	$94	$6	$106	$10
Research and development expenses	5,460	381	6,312	971
Sales and marketing expenses	5,172	205	5,616	689
General and administrative expenses	4,854	689	13,693	1,302
Total stock-based compensation expense	$15,580	$1,281	$25,727	$2,972

Stock-based compensation costs related to capitalized internal-use software during each of the three and nine months ended September 30, 2019 was $0.1 million and $0.2 million, respectively, and was less than $0.1 million for the three and nine months ended September 30, 2018.

11. Income Taxes
We recorded an income tax benefit of $1.4 million for the nine months ended September 30, 2019, primarily due to the state and foreign income tax expense and federal and state tax benefit related to release of the valuation allowance upon acquiring deferred tax liabilities in connection with the myStrength acquisition. The deferred tax liability provided an additional source of taxable income to support the realizability of pre-existing deferred income tax assets. The income tax provision for the three months ended September 30, 2019 and the three and nine months ended September 30, 2018, was primarily attributable to the state and foreign income tax expense.
12. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to our common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
Net loss	$(19,712)	$(10,516)	$(48,916)	$(20,922)
Accretion of redeemable convertible preferred stock	(13)	(42)	(96)	(119)
Net loss attributable to common stockholders	$(19,725)	$(10,558)	$(49,012)	$(21,041)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	72,197	16,538	36,636	16,328
Net loss per share attributable to common stockholders, basic and diluted	$(0.27)	$(0.64)	$(1.34)	$(1.29)

As we have reported net loss for each of the periods presented, all potentially dilutive securities are antidilutive. The following potential outstanding shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Redeemable convertible preferred stock	—	58,615	—	58,615
Stock options	15,003	18,491	15,003	18,491
Restricted stock awards subject to repurchase	736	782	736	782
Common stock warrants	695	785	695	785
Restricted stock units	4,829	24	4,829	24
ESPP obligations	42	—	42	—
Total	21,305	78,697	21,305	78,697

13. Segment Information
We operate as one operating segment as we only report financial information on an aggregate and consolidated basis to the Chief Executive Officer, our chief operating decision maker, who regularly reviews financial operating results on a consolidated basis for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results, and plans for components or types of products or services below the consolidated unit level. As of September 30, 2019, substantially all of our long-lived assets were located in the United States and all revenue was earned in the United States.
14. Related Party Transactions
During the three and nine months ended September 30, 2018, we paid immaterial shared service fees related to financial, legal, and administrative support to a stockholder pursuant to a shared services agreement. No such fees were paid under this arrangement during the three and nine months ended September 30, 2019.

We had an employment arrangement with a managing partner of a stockholder. Salary paid under the employment agreement for three and nine months ended September 30, 2018 was not material. No such fees were paid during the three and nine months ended September 30, 2019.
In 2014, we entered into a sublease agreement with a stockholder for office space from which our Chicago office operates. Rent expense was allocated to us based on space used. The sublease term totaled five years, which equaled the term of the underlying lease agreement. In March 2017, the master lease agreement was transferred to us and the stockholder subleased from us. Sublease income recorded for this sublease for the three and nine months ended September 30, 2019 and 2018 was not material.
In February 2019, we assumed an additional lease agreement previously held by a stockholder for our Chicago office space with an initial expiration date in December 2024. We entered into a sublease agreement with the stockholder for a portion of the leased space. The sublease term expires in December 2024. Sublease income recorded for this sublease was not material for the three and nine months ended September 30, 2019.
15. Employee Benefits
We sponsor a 401(k) plan for employees, which provides for us to make discretionary matching or discretionary annual contributions to the plan. We made no contributions to the plan during the three and nine months ended September 30, 2018. During the three and nine months ended September 30, 2019, we recorded expense of $0.1 million and $0.8 million, respectively, related to our 401(k) plan.

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
We sell to companies of all sizes, including employers, from small businesses to Fortune 500 enterprises, hospital payors government entities, and labor unions. We currently derive a high concentration of our revenue from sales to clients that are self-insured employers, with hospital payors, government entities, and labor unions accounting for a smaller portion of our revenue. As of September 30, 2019 and December 31, 2018, we served 771 and 413 clients, respectively. As of September 30, 2019 and December 31, 2018, we had approximately 208,000 and 114,000 members, respectively, enrolled in our Livongo for Diabetes solution. In addition, we have a growing number of members enrolled in our hypertension, prediabetes and weight management, and behavioral health solutions. Our client and member base is located in the United States.
We have experienced significant growth since our inception. Our revenue increased $27.9 million, or 148%, to $46.7 million for the three months ended September 30, 2019, compared to $18.8 million for the three months ended September 30, 2018. Our revenue increased $72.4 million, or 153%, to $119.6 million for the nine months ended September 30, 2019 compared to $47.2 million for the nine months ended September 30, 2018. We have made significant investments to grow our business, particularly in research and development and sales and marketing. As a result, we have incurred net losses of $48.9 million and

$20.9 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $162.5 million.
In July 2019, we completed our initial public offering, or IPO, and issued and sold 14,590,050 shares at an offering price of $28.00 per share, including 1,903,050 shares pursuant to the exercise in full of the underwriters' option to purchase additional shares. We raised net proceeds of $377.8 million, after deducting underwriting discounts and commissions of $28.6 million and offering costs of approximately $2.2 million. Immediately prior to the closing of our IPO, all 58,615,488 shares of our then-outstanding redeemable convertible preferred shares automatically converted into 58,615,488 shares of common stock and we reclassified $237.0 million from temporary equity to additional paid-in capital and into common stock par value on our condensed consolidated balance sheet.
Factors Affecting Our Performance
New Client Acquisition. We believe there are significant opportunities for growth as enterprises and individuals seek better ways to manage chronic conditions. We believe our ability to add new clients is a key indicator of our increasing market adoption and future revenue potential. Our client count grew from 413 as of December 31, 2018 to 771 clients as of September 30, 2019, including 120 clients we acquired in connection with our acquisition of myStrength, Inc. completed in February 2019, representing an increase of 87%.
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
Key Metrics
We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following metrics are useful in evaluating our business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Clients	771	349	771	349
Enrolled Diabetes Members	207,815	95,308	207,815	95,308
Estimated Value of Agreements(1)	$85,534	$62,283	$207,831	$98,368

(1)	Previously referred to as total contract value.
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
Enrolled Diabetes Members. We believe our ability to grow the number of enrolled diabetes members is an indicator of penetration of our flagship solution, Livongo for Diabetes. We define our enrolled diabetes members as all individuals that are enrolled in Livongo for Diabetes at the end of a given period. This number excludes: (i) employees or dependents of a client that has ceased using our solution, (ii) employees who no longer have an employment relationship with an active client, and their dependents, and (iii) employees and dependents who have not been active on or used our solution for a period of time as specified in the applicable client’s agreement, which is typically between four and six months. Enrolled diabetes members as of September 30, 2019 excludes our agreement to provide the Livongo for Diabetes solution to eligible members covered by the Federal Employees Health Benefits Program, or the FEHBP Agreement, that still required budget authorization as of September 30, 2019, but that would give us a meaningful contribution to our 2020 and 2021 Livongo for Diabetes members. The FEHBP Agreement received budgetary authorization in October 2019. We expect that the impact of the FEHBP Agreement will likely be approximately 25,000 enrolled members during 2020, increasing to 45,000 by the end of 2021.

Estimated Value of Agreements. Estimated value of agreements, which we previously referred to as Total Contract Value, is helpful in evaluating our business because it provides a means of evaluating future performance based on the estimated value of contracts entered into during a given period. Our new client subscriptions typically have a term of one to three years, and we generally invoice our clients in monthly installments at the end of each month in the subscription period based on the number of members in such month who were active on or used our solution within a certain period of time, as specified in the applicable client’s agreement. We define estimated value of agreements as contractually committed orders to be invoiced under agreements initially entered into during the relevant period. Estimated value of agreements include agreements entered into with new clients or expansion opportunities entered into with existing clients. Agreements are only counted in estimated value of agreements in the period in which they are entered into, and for purposes of this calculation, we assume an average member enrollment rate. While some of our agreements include clauses providing for termination at the convenience of the client, when evaluating estimated value of agreements, we assume an agreement will be serviced for the full term. Until such time as these amounts are invoiced, which occurs at the end of each month of service, they are not recorded in revenue, deferred revenue, or elsewhere in our consolidated financial statements. Estimated value of agreements for the quarter ended June 30, 2019 included the FEHBP Agreement, which as of June 30, 2019 had been signed but still subject to budget authorization. Following final approval and receipt of additional information, we expect enrolled diabetes members to be higher than originally anticipated, approximately 25,000 Livongo for Diabetes Members during 2020, increasing to 45,000 by the end of 2021. As a result, for purposes of calculating the estimated value of agreements for this client we are including the expansion of the original contract in estimated value of agreements for the quarter ended September 30, 2019.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Gross profit	$34,459	$13,224	$84,383	$33,854
Add:
Stock-based compensation expense	94	6	106	10
Amortization of intangible assets	420	100	1,100	192
Adjusted gross profit	$34,973	$13,330	$85,589	$34,056
Adjusted gross margin (as a percentage of revenue)	75.0%	71.0%	71.6%	72.1%
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

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net loss	$(19,712)	$(10,516)	$(48,916)	$(20,922)
Add:
Depreciation and amortization(1)	862	338	2,312	810
Amortization of intangible assets	696	196	1,889	368
Stock-based compensation expense	15,580	1,281	25,727	2,972
Acquisition-related expenses(2)	11	—	236	241
Change in fair value of contingent consideration	55	—	1,011	—
Other income, net(3)	(1,409)	(505)	(2,056)	(970)
Provision for (benefit from) income taxes	6	7	(1,377)	21
Adjusted EBITDA	$(3,911)	$(9,199)	$(21,174)	$(17,480)
______________

(1)	Depreciation and amortization includes depreciation of property and equipment, amortization of debt discount, and amortization of capitalized internal-use software costs.

(2)	Acquisition-related expenses consist primarily of transaction and transition related fees and expenses, including legal, accounting, and other professional fees.

(3)	Other income, net includes interest income, interest expense, and other income (expense).
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
Sales and Marketing. Sales and marketing expenses consist of personnel expenses, sales commissions for our direct sales force and our channel partners’ commission expenses, as well as communication, promotional, client conferences, public relations, other marketing events, and allocated overhead costs. Personnel expenses include salaries, bonuses, stock-based compensation expense and benefits for employees and contractors. We currently expense sales commissions in the period of sale. Once we adopt ASC 606, sales commissions will be amortized to sales and marketing expense over the estimated period of benefit. We intend to continue to make significant investment in our sales and marketing organization to increase our brand awareness, drive additional revenue and expand into new markets. As a result, we expect our sales and marketing expenses to continue to increase in absolute dollars in the foreseeable future. However, we expect our sales and marketing expenses to decrease as a percentage of revenue over the long term, although our sales and marketing expenses may fluctuate as a percentage of revenue from period to period due to the timing and amount of these expenses.

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
Results of Operations
The following tables set forth consolidated statements of operations for the periods indicated and such data as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Revenue	$46,658	$18,782	$119,605	$47,225
Cost of revenue(1)(2)	12,199	5,558	35,222	13,371
Gross profit	34,459	13,224	84,383	33,854
Operating expenses:
Research and development(1)	17,794	6,804	37,079	16,485
Sales and marketing(1)(2)	23,543	11,026	56,644	24,392
General and administrative(1)(3)	14,182	6,408	41,998	14,848
Change in fair value of contingent consideration	55	—	1,011	—
Total operating expenses	55,574	24,238	136,732	55,725
Loss from operations	(21,115)	(11,014)	(52,349)	(21,871)
Other income, net	1,409	505	2,056	970
Loss before provision for income taxes	(19,706)	(10,509)	(50,293)	(20,901)
Provision for (benefit from) income taxes	6	7	(1,377)	21
Net loss	$(19,712)	$(10,516)	$(48,916)	$(20,922)
______________

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenue	$94	$6	$106	$10
Research and development	5,460	381	6,312	971
Sales and marketing	5,172	205	5,616	689
General and administrative	4,854	689	13,693	1,302
Total stock-based compensation expense	$15,580	$1,281	$25,727	$2,972
______________

(2)	Includes amortization of intangible assets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenue	$420	$100	$1,100	$192
Sales and marketing	276	96	789	176
Total amortization of intangible assets	$696	$196	$1,889	$368
______________

(3)	Includes acquisition-related expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
General and administrative	$11	$—	$236	$241
Total acquisition-related expenses	$11	$—	$236	$241

	Three Months Ended September 30,		Nine Months Ended September 30,
Percentage of Revenue Data	2019	2018	2019	2018
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	26.1	29.6	29.4	28.3
Gross profit	73.9	70.4	70.6	71.7
Operating expenses:
Research and development	38.1	36.2	31.0	34.9
Sales and marketing	50.5	58.7	47.4	51.7
General and administrative	30.5	34.1	35.2	31.4
Change in fair value of contingent consideration	0.1	—	0.8	—
Total operating expenses	119.2	129.0	114.4	118.0
Loss from operations	(45.3)	(58.6)	(43.8)	(46.3)
Other income, net	3.1	2.6	1.8	2.0
Loss before provision for income taxes	(42.2)	(56.0)	(42.0)	(44.3)
Provision for (benefit from) income taxes	—	—	(1.1)	—
Net loss	(42.2)%	(56.0)%	(40.9)%	(44.3)%

Comparison of Three and Nine Months Ended September 30, 2019 and 2018
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)			(dollars in thousands)
Revenue	$46,658	$18,782	148%	$119,605	$47,225	153%
Comparison of Three Months Ended September 30, 2019 and 2018
Revenue was $46.7 million for the three months ended September 30, 2019 compared to $18.8 million for the three months ended September 30, 2018, an increase of $27.9 million, or 148%.
The increase in revenue was primarily due to increases in monthly subscription revenue. Total monthly subscription revenue increased to $41.2 million, or 88% of revenue, for the three months ended September 30, 2019, compared to $17.3 million, or 92% of revenue for the three months ended September 30, 2018, representing an increase of $23.9 million, or 138%. Growth in subscription fees is primarily due to growth in enrolled diabetes members, which increased by approximately 113,000 enrolled diabetes members, or 118%, from approximately 95,000 enrolled diabetes members as of September 30, 2018 to approximately 208,000 enrolled diabetes members as of September 30, 2019, along with the growth of Livongo for Prediabetes and Weight Management program and from the addition of monthly subscription revenue from Livongo for Hypertension. With the acquisition of myStrength in February 2019, we generated approximately $2.0 million from our Livongo for Behavioral Health by myStrength solution during the three months ended September 30, 2019.
Comparison of Nine Months Ended September 30, 2019 and 2018
Revenue was $119.6 million for the nine months ended September 30, 2019 compared to $47.2 million for the nine months ended September 30, 2018, an increase of $72.4 million, or 153%.
The increase in revenue was primarily due to an increase in monthly subscription revenue. Monthly subscription revenue increased $64.1 million, or 145%, to $108.2 million, or 90%, of revenue for the nine months ended September 30, 2019, compared to monthly subscription revenue of $44.1 million, or 93%, of revenue in the nine months ended September 30, 2018. Growth in subscription revenue is mainly the result of growth in enrolled diabetes members which totaled approximately 208,000 members as of September 30, 2019 compared to approximately 95,000 members as of September 30, 2018, representing an increase of 118%, and, to a lesser extent, an increase in hypertension revenue. Additionally, Livongo for Behavioral Health by myStrength following the myStrength acquisition in February 2019 and Livongo for Prediabetes and Weight Management program following the Retrofit acquisition in April 2018 contributed to revenue increase of $5.0 million and $4.1 million, respectively, for the nine months ended September 30, 2019.
Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)			(dollars in thousands)
Cost of revenue	$12,199	$5,558	119%	$35,222	$13,371	163%
Comparison of Three Months Ended September 30, 2019 and 2018
Cost of revenue was $12.2 million for the three months ended September 30, 2019, compared to $5.6 million for the three months ended September 30, 2018, an increase of $6.6 million, or 119%.
The increase in cost of revenue was primarily due to a $4.4 million increase in devices, supplies, cellular and fulfillment costs as a result of growth and increased shipments of Livongo for Diabetes and Livongo for Hypertension welcome kits. The increase was also driven by a $1.9 million increase in member coaching and support costs to support the growth in enrolled diabetes members and a $0.3 million increase in amortization of intangible assets from the Retrofit and myStrength acquisitions.

Comparison of Nine Months Ended September 30, 2019 and 2018
Cost of revenue was $35.2 million for the nine months ended September 30, 2019 compared to $13.4 million for the nine months ended September 30, 2018, an increase of $21.9 million, or 163%.
The increase in cost of revenue was primarily due to a $14.2 million increase in devices, supplies, cellular and fulfillment costs as a result of growth and increased shipments of welcome kits, including the Livongo for Diabetes and the new Livongo for Hypertension devices launched in 2018, along with the Retrofit acquisition in April 2018. The increase in cost of revenue was also driven by an increase of $6.4 million in coaching, data center, and member supports costs, along with an increase of $0.9 million in amortization of intangible assets related to the Retrofit and myStrength acquisitions.
Gross Profit and Gross Margin

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)			(dollars in thousands)
Gross profit	$34,459	$13,224	161%	$84,383	$33,854	149%
Gross margin	73.9%	70.4%		70.6%	71.7%
Comparison of Three Months Ended September 30, 2019 and 2018
Gross profit was $34.5 million for the three months ended September 30, 2019 compared to $13.2 million for the three months ended September 30, 2018, an increase of $21.2 million, or 161%. The increase in gross profit was the result of an increase in monthly subscription revenue due to the continued addition of new enrolled diabetes members.
Gross margin was 73.9% for the three months ended September 30, 2019 compared to 70.4% for the three months ended September 30, 2018. The increase in gross margin was primarily due to revenue from the growth of enrolled diabetes members and growth of members enrolled in Livongo for Prediabetes and Weight Management solution for which device costs were fully recognized in prior periods, and increase in revenue from the Livongo for Behavioral Health by myStrength solution.
Comparison of Nine Months Ended September 30, 2019 and 2018
Gross profit was $84.4 million for the nine months ended September 30, 2019 compared to $33.9 million for the nine months ended September 30, 2018, an increase of $50.5 million, or 149%. The increase in gross profit in the nine months ended September 30, 2019 was primarily the result of the growth of new enrolled diabetes members and the launch of new solutions, Livongo for Prediabetes and Weight Management in April 2018 and Livongo for Behavioral Health by myStrength in February 2019.
Gross margin was 70.6% for the nine months ended September 30, 2019 compared to 71.7% for the nine months ended September 30, 2018. The decrease in gross margin was primarily due to an increase in devices, supplies, and fulfillment costs, the launch of Livongo for Behavioral Health by myStrength solution and growth of members enrolled in our Livongo for Prediabetes and Weight Management solution, partially offset by an increase in devices, supplies, and fulfillment costs due to our growth in monthly subscription revenue.
Operating Expenses
Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)			(dollars in thousands)
Research and development	$17,794	$6,804	162%	$37,079	$16,485	125%
Comparison of Three Months Ended September 30, 2019 and 2018
Research and development expenses were $17.8 million for the three months ended September 30, 2019 compared to $6.8 million for the three months ended September 30, 2018, an increase of $11.0 million, or 162%.

The increase in research and development expenses was primarily due to a $5.2 million increase in stock-based compensation expense largely due to the satisfaction of the performance-based vesting condition upon the completion of our IPO in July 2019, a $3.1 million increase in personnel expenses as a result of increases in headcount, a $1.5 million increase in development costs to support the development of new product offerings, and a $0.4 million increase in allocated overhead costs.
Comparison of Nine Months Ended September 30, 2019 and 2018
Research and development expenses were $37.1 million for the nine months ended September 30, 2019 compared to $16.5 million for the nine months ended September 30, 2018, an increase of $20.6 million, or 125%.
The increase in research and development expenses was primarily due to a $8.8 million increase in personnel expenses due to increases in headcount, a $5.5 million increase in stock-based compensation expense largely due to the satisfaction of the performance-based vesting condition upon the completion of our IPO in July 2019, a $3.6 million increase in consulting and development costs related to the development of new technology and product offerings, a $1.2 million increase in amortization expense related to capitalized software development costs, and a $1.0 million increase in allocated overhead costs.
Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$23,543	$11,026	114%	$56,644	$24,392	132%
Comparison of Three Months Ended September 30, 2019 and 2018
Sales and marketing expenses were $23.5 million for the three months ended September 30, 2019 compared to $11.0 million for the three months ended September 30, 2018, an increase of $12.5 million, or 114%.
The increase in sales and marketing expenses was primarily due to a $5.0 million increase in stock-based compensation expense largely due to the satisfaction of the performance-based vesting condition upon the completion of our IPO in July 2019, a $3.3 million increase in personnel expenses as a result of department headcount growth, a $2.1 million increase in partner commissions due to increased sales activities through our channel partners, a $1.3 million increase in expenses due to marketing campaigns and member outreach efforts, a $0.3 million increase in travel and related expense, and a $0.2 million increase in amortization expense related to acquired intangible assets.
Comparison of Nine Months Ended September 30, 2019 and 2018
Sales and marketing expenses were $56.6 million for the nine months ended September 30, 2019 compared to $24.4 million for the nine months ended September 30, 2018, an increase of $32.3 million, or 132%.
The increase in sales and marketing expenses was primarily due to a $11.2 million increases in personnel expenses and sales commissions as a result of department headcount growth, a $6.5 million increase in partner commissions due to increase sales activities through channel partners, a $6.3 million increase in marketing and member outreach campaign expenses, a $4.9 million increase in stock-based compensation expense largely due to the satisfaction of the performance-based vesting condition upon the completion of our IPO in July 2019, a $1.6 million increase in allocated overhead costs, a $1.1 million increase in travel expenses, and a $0.6 million increase in amortization expense related to acquired intangible assets.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)			(dollars in thousands)
General and administrative	$14,182	$6,408	121%	$41,998	$14,848	183%
Comparison of Three Months Ended September 30, 2019 and 2018
General and administrative expenses were $14.2 million for the three months ended September 30, 2019 compared to $6.4 million for the three months ended September 30, 2018, an increase of $7.8 million, or 121%.
The increase in general and administrative expenses was primarily due to a $4.2 million increase in stock-based compensation expense largely driven by the satisfaction of the performance-based vesting condition upon the completion of our IPO in July 2019, a $1.9 million increase in personnel expenses as a result of department headcount growth, a $0.8 million increase in insurance costs attributable to higher premium for public companies, and a $0.7 million increase in professional and consulting costs to support our growth and preparation to become a public company.
Comparison of Nine Months Ended September 30, 2019 and 2018
General and administrative expenses were $42.0 million for the nine months ended September 30, 2019 compared to $14.8 million for the nine months ended September 30, 2018, an increase of $27.2 million, or 183%.
The increase in general and administrative expenses was primarily due to a $12.4 million increase in stock-based compensation expense largely driven by new grants and the satisfaction of the performance-based vesting condition upon the completion of our IPO in July 2019, a $6.6 million increase in professional and consulting costs to support our acquisitions, growth and preparation to become a public company, a $6.2 million increase in personnel expenses as a result of department headcount growth, a $0.9 million increase in insurance costs attributable to higher premium for public companies, a $0.6 million increase in allocated overhead costs, and a $0.5 million increase in travel costs.
Change in Fair Value of Contingent Consideration

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)			(dollars in thousands)
Change in fair value of contingent consideration	$55	$—	*	$1,011	$—	*
______________

*	Percentage not meaningful
Comparison of Three Months Ended September 30, 2019 and 2018
The change in fair value of contingent consideration for the three months ended September 30, 2019 was attributable to a $0.4 million increase in the fair value of the earn-out contingent consideration associated with the myStrength acquisition, partially offset by a $0.3 million decrease in the fair value of the earn-out contingent consideration associated with the Retrofit acquisition.
Comparison of Nine Months Ended September 30, 2019 and 2018
The change in fair value of contingent consideration for the nine months ended September 30, 2019 was attributable to a $1.6 million increase in the fair value of the earn-out contingent consideration associated with the myStrength acquisition, partially offset by a $0.6 million decrease in the fair value of the earn-out contingent consideration related to the Retrofit acquisition.
Other Income, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)			(dollars in thousands)
Other income, net	$1,409	$505	179%	$2,056	$970	112%

Comparison of Three Months Ended September 30, 2019 and 2018
Other income, net increased by $0.9 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to additional interest earned on higher cash and cash equivalent balances as we raised net proceeds of $377.8 million from our IPO in July 2019.
Comparison of Nine Months Ended September 30, 2019 and 2018
Other income, net increased by $1.1 million for the nine months ended September 30, 2019 primarily due to additional interest earned on higher cash and cash equivalent balances, which increased as a result of the net proceeds of $377.8 million from our IPO in July 2019.
Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)			(dollars in thousands)
Provision for (benefit from) income taxes	$6	$7	*	$(1,377)	$21	*
______________

*	Percentage not meaningful
Comparison of Three Months Ended September 30, 2019 and 2018
The provision for (benefit from) income taxes was consistent for the three months ended September 30, 2019, compared to the three months ended September 30, 2018.
Comparison of Nine Months Ended September 30, 2019 and 2018
We had a benefit from income taxes of $1.4 million for the nine months ended September 30, 2019, compared to a provision for income taxes for the nine months ended September 30, 2018, primarily due to the release of a valuation allowance arising from a deferred tax liability in connection with the myStrength acquisition. The deferred tax liability provided an additional source of taxable income to support the realizability of pre-existing deferred tax assets.
Liquidity and Capital Resources
As of September 30, 2019, we had cash and cash equivalents of $349.8 million. Our cash and cash equivalents primarily consist of highly liquid investments in money market funds and cash. Since our inception, we have generated significant operating losses from our operations as reflected in our accumulated deficit of $162.5 million as of September 30, 2019 and negative cash flows from operations.
In July 2019, we completed our IPO and issued and sold 14,590,050 shares at an offering price of $28.00 per share, including 1,903,050 shares pursuant to the exercise in full of the underwriters' option to purchase additional shares. We received net proceeds of $377.8 million, after deducting underwriting discounts and commissions of $28.6 million and offering costs of approximately $2.2 million. Immediately prior to the closing of the IPO, all 58,615,488 shares of our then-outstanding redeemable convertible preferred stock automatically converted into 58,615,488 shares of common stock and we reclassified $237.0 million from redeemable convertible preferred stock to additional paid-in capital and into common stock on our condensed consolidated balance sheet.
Prior to our IPO, we have financed our operations principally through private placements of our equity securities and payments received from clients whose employees and dependents access our solutions.
In July 2019, we entered into a loan and security agreement with SVB. The agreement provides a secured revolving loan facility in an aggregate principal amount of up to $30.0 million. Revolving loans under this facility bear interest at a floating rate equal to the greater of (i) 5.25% or (ii) the prime rate published in the Wall Street Journal, minus 0.25%. Interest on the revolving loans is due and payable monthly in arrears. The maturity date of any revolving loan is July 2022. Our obligations under the loan and security agreement are secured by a security interest on substantially all of our assets, excluding our intellectual property. The loan and security agreement contains a financial covenant along with covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock, and make investments, in each case subject to certain exceptions. The loan and security agreement also contains customary events of default, upon which SVB may declare all or a portion of our outstanding obligations payable to be immediately due and payable. There were no amounts outstanding under the loan and security agreement as of the date of filing of this Quarterly Report on Form 10-Q.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(55,533)	$(21,517)
Net cash used in investing activities	$(81,893)	$(22,216)
Net cash provided by financing activities	$379,409	$103,162
Cash Flows from Operating Activities
Our largest source of operating cash flows is cash collections from our clients for access to our solutions. Our primary use of cash from operating activities is for personnel-related expenditures to support the growth of our business.
Net cash used in operating activities during the nine months ended September 30, 2019 of $55.5 million was attributable to a $48.9 million net loss, adjusted for $30.0 million of non-cash adjustments and $36.7 million of net cash outflow from changes in operating assets and liabilities. The non-cash adjustments primarily consist of $25.7 million of stock-based compensation expense, $2.3 million of depreciation and amortization, $1.9 million of amortization of intangible assets, $1.0 million of change in fair value of contingent consideration, partially offset by $1.4 million of deferred income taxes related benefit. The net cash outflow from changes in operating assets and liabilities is primarily the result of an increase of $23.4 million in accounts receivable due to more billings and timing of collections, an increase of $8.3 million in deferred costs as our upfront device sales have increased, an increase in inventory of $12.3 million driven by enrollment growth and a $4.1 million increase in prepaid and other assets largely due to insurance prepayments, partially offset by an increase of $7.6 million in accounts payable, accrued expenses and other liabilities, an increase of $2.8 million in advance payments from a partner, and a $1.1 million increase in deferred revenue.
Net cash used in operating activities during the nine months ended September 30, 2018 of $21.5 million was attributable to a $20.9 million net loss, adjusted for $4.2 million of non-cash adjustments and $4.8 million of net cash outflow from changes in operating assets and liabilities. The non-cash adjustments primarily consist of $3.0 million in stock-based compensation expense, $0.8 million in depreciation and amortization, and $0.4 million in amortization of intangible assets. The net cash outflow from changes in operating assets and liabilities is primarily the result of an increase of $7.5 million in accounts receivable due to more billings and timing of collections, an increase of $3.2 million of deferred costs as our Livongo for Diabetes device shipments increased and an increase of $0.7 million in inventories related to higher member enrollment, partially offset by a decrease of $6.7 million in accounts payable, accrued expenses and other liabilities related to growth.
Cash Flows from Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2019 of $81.9 million was primarily attributable to a purchase of short-term investment of $50.0 million, a $27.4 million net payment for the myStrength acquisition, $3.6 million in capitalized internal-use software costs, and $1.3 million in capital expenditures to support our growth, partially offset by $0.4 million of proceeds from the release of the escrow deposit related to the Retrofit acquisition.
Net cash used in investing activities during the nine months ended September 30, 2018 of $22.2 million was primarily attributable to a $12.3 million net payment and a $7.0 million escrow deposit payment for the Retrofit acquisition, $2.3 million in capitalized internal-use software costs, and $0.6 million in capital expenditures to support our growth.
Cash Flows from Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2019 of $379.4 million was attributable to $378.0 million received from our IPO, net of offering costs paid, net proceeds from exercise of stock options of $2.0 million, partially offset by $0.6 million of taxes paid related to net share settlement of vested equity awards.
Net cash provided by financing activities during the nine months ended September 30, 2018 of $103.2 million was primarily attributable to a $104.8 million of net proceeds from the issuance of our Series E redeemable convertible preferred stock and $0.4 million in proceeds from the exercise of stock options, partially offset by a $2.0 million payment of deferred purchase consideration related to our acquisition of Diabeto Inc.
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
As of September 30, 2019, there were no material changes from the contractual obligations and commitments since December 31, 2018, other than as set forth below:
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
Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements in our Prospectus and Note 2, Summary of Significant Accounting Policies to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no significant changes to these policies during the three months ended September 30, 2019.
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

Interest Rate Risk

As of September 30, 2019, we had cash, cash equivalents, and restricted cash of $351.1 million and short-term investment of $50.0 million. Our cash, cash equivalents, short-term investment, and restricted cash are held in cash deposits, money market funds and certificate of deposit. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a significant effect on the fair value of our investment portfolio. Declines in interest rates, however, would reduce our future interest income.

Foreign Currency Risk

Our revenue and expenses are primarily denominated in U.S. dollars. For the nine months ended September 30, 2019, we had immaterial foreign exchange transactions. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant. For business conducted outside of the United States, we may have both revenue and costs incurred in the local currency of the subsidiary, creating a partial natural hedge. Changes to exchange rates therefore have not had a significant impact on the business to date; however, we will continue to reassess our foreign exchange exposure as we continue to grow our business globally. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results.

As of September 30, 2019, our cash, cash equivalents, short-term investments, and restricted cash were primarily denominated in U.S. dollars. A 10% increase or decrease in current exchange rates would not materially affect our cash, cash equivalents, short-term investment and restricted cash balances.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2019 and 2018, because our operating expenses that are denominated in currencies other than U.S. dollars have not been subject to material currency inflation.

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
We have incurred net losses on an annual basis since our inception. We incurred net losses of $16.9 million, $33.4 million, $48.9 million, and $20.9 million for the years ended December 31, 2017 and 2018 and nine months ended September 30, 2019 and 2018, respectively. We had an accumulated deficit of $162.5 million as of September 30, 2019. We expect our costs will increase substantially in the foreseeable future and our losses will continue as we expect to invest significant additional funds towards growing our business and operating as a public company and as we continue to invest in increasing our client base, expanding our marketing channels and operations, hiring additional employees, and developing new solutions. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. To date, we have financed our operations principally from the sale of our equity, revenue from sales of our solutions, and the incurrence of indebtedness. Our cash flow from operations was negative for the years ended December 31, 2017 and 2018 and the nine months ended September 30, 2019 and 2018. We may not generate positive cash flow from operations or profitability in any given period, and our limited operating history may make it difficult for you to evaluate our current business and our future prospects.
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
Historically, we have relied on a limited number of channel partners and resellers for a substantial portion of our total sales. For example, sales through our top five channel partners, Express Scripts, Inc., CVS Pharmacy, Inc., Health Care Service Corporation, Anthem, Inc., and Highmark Inc., represented 50% of our revenue for the year ended December 31, 2018. These channel partners represented 59% of our revenue for the nine months ended September 30, 2019. Our channel partners and resellers work with us on a non-exclusive basis. If we are unable to establish, maintain or grow these relationships over time, or if these relationships grow more slowly than we anticipate which has happened in certain circumstances in the past, or if the channel partners and resellers refer business to our competitors instead or develop their own solutions, we are likely to fail to recover these costs and our operating results will suffer. The loss of any of our key channel partners or resellers could have an impact on the growth rate of our revenue as we work to obtain new channel partners or replacement relationships. Contracts with our key channel partners or resellers may be terminated or renegotiated before their term expires for various reasons, subject to certain conditions. For example, after a specified period, certain of our contracts are terminable for convenience by our channel partners or resellers, subject to a notice period. Additionally, certain contracts may be terminated immediately by the channel partner or reseller if we go bankrupt, if we lose applicable licenses or are suspended or debarred from participation in government-funded healthcare programs or if we fail to comply with certain specified laws. Any renegotiation of the commercial agreements may result in less favorable economic terms for us. In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, including our channel partners and resellers. Identifying channel partners and resellers, and negotiating and documenting relationships with them, requires significant time and resources. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to, or utilization of, our solutions. If we are unsuccessful in establishing or maintaining or strengthening our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our results of operations may suffer. Even if we are successful, these relationships may not result in increased client and member use of our solution or increased revenue.
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
We believe our future success will depend in part on our ability to increase both the speed and success of member enrollment, by improving our member engagement and enrollment methodology, hiring and training qualified professionals and increasing our ability to integrate into large-scale, complex technology environments. In some cases, clients initially enter into an agreement with us for our solution, but, for a variety of potential reasons, potential members fail to ultimately enroll at the expected volume. If we are unable to achieve the expected volume of member enrollment, or unable to do so in a timely manner and, as a result, potential members do not utilize our solution, clients are unlikely to renew their agreement with us and we would not be able to generate future revenue from such clients based on transaction or revenue volume and the upsell of additional products and services, and our future operating results could be adversely impacted. For example, we recently entered into the FEHBP Agreement, pursuant to which we will provide our Livongo for Diabetes solution to eligible members covered by the Federal Employees Health Benefits Program who are living with Type 1 or Type 2 diabetes under one health plan covering 5.3 million federal employees, retirees, and their families. If we are not able to achieve our target member enrollment under the FEHBP Agreement, or are unable to do so in a timely manner, our anticipated revenue from the FEHBP Agreement may not meet our expectations and our business and operating results could be adversely affected.
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
Since launching our first product in 2014, we have experienced rapid growth and we continue to rapidly and significantly expand our operations. For example, our full-time employee headcount has grown from 164 employees as of December 31, 2017 to 385 employees as of December 31, 2018 to 576 employees as of September 30, 2019. This expansion increases the complexity of our business and places significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results.
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
Before a new medical device or a new intended use for a device in commercial distribution, can be marketed in the United States, a company must first submit and receive either 510(k) clearance pursuant to section 510(k) of the Food, Drug, and Cosmetic Act, or FDCA, or approval of a premarket approval, or PMA application from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, in order to clear the proposed device for marketing. To be substantially equivalent, the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support substantial equivalence. Failure to demonstrate substantial equivalence to a predicate device to the FDA’s satisfaction will require the submission and approval by the FDA of a PMA application. The FDA’s 510(k) clearance process usually takes from three to 12 months, but may last longer. The process for obtaining a PMA approval takes from one to three years, or even longer, from the time the PMA is submitted to the FDA until an approval is obtained. Any delay or failure to obtain necessary regulatory approvals or clearances would have a material adverse effect on our business, financial condition and results of operations. We have obtained 510(k) clearance to distribute our glucose testing meter and test strips that we offer as part of our solution.
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
Additionally, on June 28, 2018, California enacted the California Consumer Privacy Act, or CCPA, that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, and other information, when it goes into effect on January 1, 2020. The CCPA has been amended on multiple occasions and is the subject of proposed regulations of the California Attorney General that were released on October 10, 2019. Aspects of CCPA and its interpretation remain unclear at this time. We cannot fully predict the impact of the CCPA on our business or operations, but it may require use to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.
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
We anticipate that we will spend substantial funds to satisfy certain income tax withholding and remittance obligations when we settle our RSUs granted prior to the closing of our IPO, as well as those granted after the closing of our IPO. We have issued RSUs that vest upon the satisfaction of both a service-based vesting condition and a performance-based vesting condition. The service-based vesting condition for the majority of our outstanding RSUs is satisfied over a period of four years. Generally, the performance-based vesting condition is satisfied upon the earlier of (i) six months and one day after the closing of an initial public offering pursuant to a registration statement under the Securities Act on an active trading market and (ii) an acquisition or change in control of us. When the RSUs vest, we will deliver one share of common stock for each vested RSU on the settlement date. The RSUs vest on the first date upon which both the service-based vesting condition and the performance-based vesting condition are satisfied, and upon vesting we anticipate withholding shares and remitting income taxes on behalf of the holders at the applicable minimum statutory rates, which we refer to as net settlement. After our IPO in July 2019 and based on the number of RSUs outstanding as of September 30, 2019 for which the service-based vesting condition has been satisfied on that date, and assuming the performance vesting condition had been satisfied on that date at our common stock closing price of $17.44 per share, we estimate that these income tax withholding and remittance obligations would be approximately $1.7 million in the aggregate. The amount of these obligations could be higher or lower, depending on the price of shares of our common stock and the actual number of RSUs outstanding for which the service-based vesting condition has been satisfied on the initial settlement date for such RSUs. To settle these RSUs on the initial settlement date, based on the number of RSUs outstanding as of September 30, 2019, we would expect to deliver an aggregate of approximately 153,756 shares of our common stock to the RSU holders after withholding an aggregate of approximately 98,303 shares of our common stock.
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

•	the financial projections we may provide to the public, any changes in those projections, or our failure to meet those projections;

•	announcements by us or our competitors of new products;

•	the public’s reaction to our press releases, other public announcements, and filings with the SEC;

•	changes in how clients perceive the benefits of our products and services, and future product offerings;

•	changes in the structure of healthcare payment systems;

•	rumors and market speculation involving us or other companies in our industry;

•	actual or anticipated changes in our results of operations or fluctuations in our results of operations;

•	actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally;

•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	any significant data breach involving our products, services or site, or data stored by us or on our behalf;

•	announced or completed acquisitions of businesses, commercial relationships, products, services, or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations, or principles;

•	“flash crashes,” “freeze flashes” or other glitches that disrupt trading on the securities exchange on which we are listed;

•	any significant change in our management; and

•	general economic conditions and slow or negative growth of our markets.
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
Our executive officers, directors, and holders of 5% or more of our common stock collectively beneficially own approximately 53.2% of the outstanding shares of our common stock and continue to have substantial control over us, which will limit your ability to influence the outcome of important transactions, including a change in control.
Upon completion of our IPO, our executive officers, directors, and each of our stockholders who own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 53.2% of the outstanding shares of our common stock, based on the number of shares outstanding as of September 30, 2019 (including shares that were purchased by existing stockholders in our IPO or in a concurrent secondary sale). As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
Sales of substantial amounts of our common stock in the public markets, or the perception that such sales could occur, could reduce the price that our common stock might otherwise attain.
Sales of a substantial number of shares of our common stock in the public market after our IPO, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. We had 94,454,183 shares of capital stock outstanding as of September 30, 2019. All of the shares of common stock sold in our IPO, other than shares purchased in our IPO by Kinnevik Online AB, which are subject to a lock-up agreement as described further below, are freely tradable without restrictions or further registration under the Securities Act, except for any shares held by our “affiliates” as defined in Rule 144 under the Securities Act.

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
Use of Proceeds
On July 29, 2019, we completed our IPO, in which we sold 14,590,050 shares of our common stock at an offering price of $28.00 per share, including 1,903,050 shares pursuant to the exercise in full of the underwriters' option to purchase additional shares. We received net proceeds of $377.8 million, after deducting underwriting discounts and commissions of $28.6 million and offering costs of approximately $2.2 million. All of the shares of common stock issued and sold in our IPO were registered under the Securities Act of 1933, as amended pursuant to a registration statement on Form S-1 (File No. 333-232412), which was declared effective by the SEC on July 24, 2019. The representatives of the underwriters of our IPO were Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC, and J.P. Morgan Securities LLC.
No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates. As of September 30, 2019, approximately $2.0 million of expenses incurred in connection with our IPO had been paid.
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

Date:	November 7, 2019	By:	/s/ Zane Burke
Zane Burke
Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2019	By:	/s/ Lee Shapiro
Lee Shapiro
Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)