Form 10-K
period 2019-12-31
Livongo Health, Inc.
filed 2020-03-24
CIK 1639225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
_________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant of Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer

☒	Non-accelerated filer	☐	Smaller reporting company

☒	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock and, therefore, the registrant cannot calculate the aggregate market value of its common stock held by non-affiliates as of such date. The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 31, 2019 (based on the closing sale price of $25.06 on that date), was approximately $1.1 billion. Common stock held by each executive officer, director and by each person known to the registrant who owned 5% or more of its outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 28, 2020, the registrant had approximately 96,032,000 shares of common stock, $0.001 par value per share, outstanding.
Documents Incorporated By Reference: Portions of the registrant's definitive Proxy Statement for its 2020 Annual Meeting of Stockholders, to be filed hereafter, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Except for the portions of such proxy statement specifically incorporated by reference in this Annual Report on Form 10-K, such proxy statement shall not be deemed to be filed as part hereof.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
As used in this Annual Report on Form 10-K, references to “Livongo,” “we,” “us,” “our,” “the Company,” and similar references refer to Livongo Health, Inc. and its consolidated subsidiaries, except as expressly indicated or as the context otherwise requires.
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our ability to retain clients and sell additional solutions to new and existing clients;

•	our ability to attract and enroll new members;

•	the growth and success of our partners and reseller relationships;

•	our ability to estimate the size of our target market;

•	uncertainty in the healthcare regulatory environment;

•	our future financial performance, including trends in revenue, costs of revenue, gross profit or gross margin, operating expenses, paying users, and free cash flow;

•	our ability to achieve or maintain profitability;

•	the demand for our solutions or for chronic condition management in general;

•	our ability to compete successfully in competitive markets;

•	our ability to respond to rapid technological changes;

•	our expectations and management of future growth;

•	our ability to develop new solutions, or enhancements to our existing solutions, and bring them to market in a timely manner;

•	our ability to offer high-quality coaching and monitoring;

•	our ability to attract and retain key personnel and highly qualified personnel;

•	our ability to protect our brand;

•	our ability to expand payor relationships;

•	our ability to maintain, protect, and enhance our intellectual property;

•	restrictions and penalties as a result of privacy and data protection laws;

•	our expectations about the impact of natural disasters and public health epidemics, such as the coronavirus, on our business, results of operations and financial condition;

•	our ability to successfully identify, acquire, and integrate companies and assets;

•	the increased expenses associated with being a public company;

•	our anticipated uses of net proceeds from our initial public offering; and

•	the future trading prices of our common stock.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

PART I
ITEM 1. BUSINESS
Overview
Our mission is to empower people with chronic conditions to live better and healthier lives. Livongo is pioneering a new category in healthcare, called Applied Health Signals, which is transforming the management of chronic conditions. We have created a unified platform that provides smart, cellular-connected devices, supplies, informed coaching, and data science-enabled insights and facilitates access to medications across multiple chronic conditions to help our members lead better lives. We currently offer Livongo for Diabetes, Livongo for Hypertension, Livongo for Prediabetes and Weight Management, and Livongo for Behavioral Health by myStrength. We create consumer-first experiences with high member satisfaction, measurable, sustainable health outcomes, and more cost-effective care for our members and our clients. This approach is leading to better clinical and financial outcomes while also creating a better experience for people with chronic conditions and their care team of family, friends, and medical professionals.
Our platform, which leverages data science and technology, creates a new kind of personalized experience for people with chronic conditions (our members). This empowers our members to make sustainable behavior changes that lead to better outcomes and lower costs. The Livongo experience makes it easier for them to stay healthy. We fit into the way they live, put them in control of managing their condition, and give them an experience that they don’t just like, but love (evidenced by our average Livongo for Diabetes member Net Promoter Score, or NPS, of +64 as of December 31, 2019).
Our Offerings
We offer an integrated suite of solutions to promote sustainable health behavior change based on easy, real-time data capture supported by intuitive devices; insights driven by data science; and a human touch when the member needs it. Our suite of solutions shares a common product architecture and data structure, and is delivered through a common user interface, multi-channel applications for management, and a cross-condition integrated coaching model. Each solution can be used alone or in conjunction with others and enables members to share results with family, friends, or healthcare providers.
We currently offer the following solutions:

•
Livongo for Diabetes: We serve members with type 1 and type 2 diabetes. This solution offers our members a cellular-connected interactive blood glucose meter, unlimited blood glucose test strips, personalized messages to support behavior change, which we call Health Nudges, digital tools across mobile, web, and email, as well as coaching and monitoring. Additionally, we offer 24x7x365 monitoring, whereby members who have dangerously low or high blood glucose receive a call from one of our in-house Certified Diabetes Educators, or CDEs, within a few minutes, no matter where they are in the world. In 2019, we announced a partnership with Amazon to leverage a HIPAA-compliant Amazon Alexa to power a voice-enabled cellular blood glucose monitoring system, allowing members to easily interact with us via the most natural and personalized communication channel - their voice.

•
Livongo for Hypertension: Members receive a connected blood pressure monitor and cuff which is wireless and transmits data after each measurement to our mobile app. We recently introduced a cellular-connected blood pressure monitor and cuff as well. Members are able to review results, get Health Nudges for managing their blood pressure by reminding them to take their medication, follow a healthy eating pattern, be more physically active, and receive coaching and monitoring. Members have access to the same digital toolkit and expert coaching that’s available to them through Livongo for Diabetes.

•
Livongo for Prediabetes and Weight Management: Members who are at risk for developing diabetes or are overweight are offered a combination of a cellular-connected weight scale, a rich mobile experience that includes health education curricula and content, personalized coaching by registered dieticians and exercise physiologists, Health Nudges, group classes, and online communities to encourage healthy eating and exercise habits. We acquired the technology underlying this solution in 2018.

•
Livongo for Behavioral Health by myStrength: This solution uses a digital-first approach to delivering evidence-based interventions including cognitive behavioral therapy, acceptance and commitment therapy, positive psychology, mindfulness, and motivational interviewing to help resolve clinical conditions, build resiliency, manage stress, improve mood, sleep better, or simply find daily inspiration. In February 2019, we acquired myStrength and are in the process of integrating the myStrength solution into our solution suite.
Our Engine - AI+AI
Our multidisciplinary team has built a flexible and robust technology engine capable of processing data from our devices as well as other data sources and turning that information into valuable Health Signals. At the heart of our platform is a core set of four capabilities which we call AI+AI: Aggregate, Interpret, Apply, and Iterate.

•
Aggregate: We aggregate data and information from a variety of sources. Inputs come from our devices (i.e. blood pressure information from our smart, connected blood pressure cuff), human interactions with our coaches, member preference data, traditional data stores (like medical and pharmacy claims) as well as data from a diverse set of partners (for example, nutritional data and activity tracker inputs).

•
Interpret: To interpret the aggregated data, a set of critical steps occur that are driven by our unique team of data scientists, behavior specialists, and clinicians. We parse this data to determine the most important signals to feed into our AI+AI engine, extracting signals from the data we have aggregated and normalizing the signals to make them usable. They include:

•	Dimensionalizing the signals to ascertain which ones are the most meaningful for a specific use and combining individual signals into Health Signals.

•	Mapping Health Signals into what we already know about the people we are serving to deliver more impact.

•
Interpreting the full range of signal-to-application possibilities through the lens of a set of clinical requirements and protocols to determine the right applications to deliver specific, timely health recommendations for a specific person.

•
Building the most relevant healthcare messages and outputs to be delivered as well as mapping the personalized messages that will work for the specific individual members. This can include things like feedback from a member’s blood glucose meter, live coaching via text or phone call, or coaching and monitoring team connections when needed.

•
Apply: We deliver specific Health Nudges directly to our members, based on each member’s chronic condition and specific needs at exactly the right time in the right format and context. This process is the broad set of ways (modalities) that Health Signals get applied to certain individuals for a specific action and/or behavior support. This set of technologies includes our device applications (including our blood glucose meter, blood pressure cuff, and weight scales), human applications (live coaching and warm transfers to pharmacists, care teams or providers) and web/text based modalities.

•
Iterate: Iterate describes the way that we bring Health Signals back into our AI+AI engine from the channels described in Apply. We iterate and continuously tailor a member’s experience based on his or her behavior, preferences, feedback, and results, in much the same way Netflix makes entertainment recommendations based on your preferences. Our Iterate capability is unique in three key ways:

•
Contextual Iteration: This describes our ability to identify and use the right type of data science “tool” (such as A/B testing, reinforcement learning, Bayesian approaches, neural networks, or other essential tools) for the right type of Health Signal we are iterating back into our AI+AI engine.

•	Real-time Iteration: We iterate in real-time as members and other parts of the healthcare ecosystem are using the channels described in Apply.

•
Multifaceted Iteration: We are iterating based on multiple facets of the experience people have with our AI+AI engine, including the type of message or Health Nudge to which they are responding, the day and time they are responding, and the specific offerings (e.g., waived medication co-payments or nutrition support) that are most useful in improving an individual’s health.

The more our members use one of our solutions, the more data they generate for our engine, which allows our feedback loop to grow more powerful for all members. In addition, we aggregate dozens of other data sets and combine them, so that we can go on to interpret and extract the drivers of behavior change on a personal member-by-member level, just like an Amazon or Netflix experience, and use that information to deliver a more personalized experience. As the number of members using our solutions and sources of data we collect and aggregate on our platform have grown, the number of data points feeding into our engine has rapidly expanded. This data is a powerful input for our AI+AI engine and as it grows we believe it will improve performance of our solutions, including coaching and Health Nudges, and enrollment rates.
Our AI+AI engine is designed to continuously optimize the member experience. Just as importantly, the learnings from a particular member’s AI+AI loop can help inform how to improve another member’s experience. This allows the engine to grow more powerful, smart and efficient over time for all Livongo members.
We are increasingly using our AI+AI engine to create a competitive advantage in the following ways:

•
Optimizing Enrollment: We leverage our AI+AI engine for the enrollment process to ensure rapid onboarding of new clients and efficient enrollment of new members. Individuals receive a mix of email, direct mailer, and company communications depending on the enrollment method selected by their employer explaining our offerings and instructions on how to enroll. We tailor the form of communication and messaging used based on information we learn and test through our AI+AI engine.

•
Welcome Kit and Onboarding: Each new member then receives a Welcome Kit. We iterate on aspects such as packaging design, unboxing experience, quick start instructions, and member support in order to minimize the time to first use. In the case of a member with diabetes, this kit includes an already-charged, already-personalized, cellular and wirelessly updateable blood glucose meter, a charger, test strips, a lancing device, lancets, and a “getting started guide” for our solution. Everything, including the devices and unlimited testing supplies, is sent cost free to the member. Livongo measures key performance indicators associated with onboarding including the time from Welcome Kit receipt to first device usage.

•
Personalized Feedback and Health Nudges: Once a member starts using our hypertension and/or diabetes offering, he or she immediately gains access to the Applied Health Signals (personalized feedback, Health Nudges and digital tools) that are driven by our AI+AI engine. For example, if we identify that a member has not been checking their blood glucose in the mornings, we can send a Health Nudge that encourages the member to check before breakfast in order to better understand overnight patterns. We provide this feedback through the member’s optimal communication channel, which could be the blood glucose meter, mobile app, web, digital voice, phone, email, or text message.

•
Remote Monitoring and Coaching: This includes live rapid 24x7x365 response calls, personalized coaching, and warm transfers to appropriate care teams where needed, including connecting members to their pharmacists to seek medication optimization. Our remote monitoring serves as a safety net for our members. We closely track the categories of inquiries, the guidance provided, and the clinical impact of the coaching that is delivered. This information is fed back to our AI+AI engine in order to enhance our digital coaching tools, as well as to optimize the deployment of our expert coaches.

Other digital condition management programs are often focused on one or two conditions, providing a set of condition-specific applications and iterating the use of those applications. They often lack the in-depth data science capabilities to contextually iterate using the most appropriate data science methods to improve health. In contrast, our AI+AI engine is purpose-built to quickly develop core knowledge of each member and is designed for multi-condition use. That design element enables rapid scaling of impact for the member as we add new conditions to our platform. For example, the specific medical recommendations for applications and Health Signals to enable healthy behavior are obviously different for diabetes, hypertension, and prediabetes and weight management, but the signals about which person is receptive to what type of a message over which specific device, the optimal time of day to reach a specific person, and even what type of personality they prefer in a live coaching session, are Health Signals that hold true across conditions.
We have intentionally constructed our AI+AI engine so we can scale to an unlimited number of chronic conditions and applications with an eye to consistent simplification of the healthcare experience for people with multiple chronic conditions. In simple terms, we look at ways to make the Livongo experiences seamless for multi-condition members by unifying devices, coaching, Health Signals, guidance, and enrollment when and where possible.
We are actively developing an Applied Health Signals marketplace in which we support and offer third-party applications so we can ensure each member has the specific applications most useful for them. We will also continue developing an open marketplace to allow third-party partners like digital medication management, outside coaching solutions, and devices, such as

Apple Watch, smartphone, Siri, and smart speakers, to be connected to our solutions in a highly secured manner. As we continue to develop and enhance Applied Health Signals partnerships, we will continuously aggregate new data into our AI+AI engine from partner devices (for example, continuous blood glucose monitoring data) and partner application programming interface (for example, nutritional data and activity tracker inputs).
We achieved over 99.9% uptime for our members during the year ended December 31, 2019. Systems are continually monitored for any signs of problems and preemptive action is taken when necessary. Encrypted backup files are transmitted over secure connections to a redundant server storage device in a secondary data center. Our data center facilities employ advanced measures to ensure physical integrity, including redundant power and cooling systems and advanced fire and flood prevention.
Our whole person approach to providing care is not just reflected in breadth of conditions managed, but in the integration of care across multiple conditions through multiple modalities into one unified experience. All member data is aggregated in the Livongo cloud. Members can see and track progress across all their conditions in our mobile app. Key information for each condition is summarized, while reminders, challenges, and lessons are prioritized for display when needed. For example, when a member with diabetes checks his or her blood glucose via a Livongo connected blood glucose meter, the member receives a Health Nudge that empowers that member to manage their condition right at the time of natural engagement. Consistent with caring for the whole person, we also deploy a variety of behavior change interventions in areas such as activity tracking and nutrition challenges to improve members’ overall health. These intervention areas, while not always unique to a given condition such as diabetes or hypertension, are often closely linked to them, so small incremental improvements in these areas can drive meaningful outcomes. And, our coaching team has a full view of all of the member clinical and behavior data required in order to provide highly personalized cross-condition coaching support.
How We Plan to Empower More Lives

•
Increase Member Enrollment within Existing Clients (Product Intensity). At the end of twelve months, our average enrollment rate for Livongo for Diabetes clients who launched enrollment in January 2019 is approximately 35% of the total recruitable individuals at a client. The average enrollment rate after twelve months for optimized clients who began enrollment in January 2019 is over 50%. We have a significant opportunity at our existing clients to reach higher enrollment rates, particularly when we are able to obtain email access to prospective members. In 2019, we entered into an agreement with one of our channel partners that allows us to access all available emails from our joint clients, which provides us another pathway for member outreach and increased enrollment.

•
Offer Additional Solutions that Expand Share of Wallet with Existing Clients (Product Density). We believe we are underpenetrated within our existing client base, which represents a significant growth opportunity for us. The vast majority of our clients’ members use Livongo for Diabetes. We have a significant opportunity with those clients to offer our Livongo for Hypertension, Livongo for Prediabetes and Weight Management, and Livongo for Behavioral Health by myStrength solutions. For members who have more than one chronic condition that is covered by the Livongo suite of solutions, we can cross-sell in order to enhance the member experience, improve clinical results, and also increase our revenue per member. Benefits accrue to clients who have multiple Livongo solutions, as they can achieve higher returns on their investments in Livongo, thanks to both the increase in the size of the population using Livongo solutions, as well as the deeper clinical improvement and cost savings opportunities that come from the whole person approach.

•
Expand Client Base. We believe that our market remains underpenetrated. We will continue to invest in our direct sales and marketing efforts and our channel partners to continue to acquire new clients, including employers, health plans, government entities, and labor unions. We also believe there is significant potential for growth in other markets, including Medicare, fully insured employers, self-insured employers and Medicaid. We expect to continue to invest in expanding our client base within these markets.

•
Continue to Grow the Capabilities of Our Platform. We constantly improve our platform and existing solutions. As we increase membership and generate new data from each of those members using our platform, we can deliver more effective solutions to our members, onboard new members more efficiently, grow our penetration at any given client, and improve the features of our solutions, as well as accelerate the development and delivery of new products to the market.

•
Continued Business Development. We will continue to organically build new solutions and, where appropriate, execute on acquisitions and partnerships, to rapidly expand to other chronic conditions and help our members live better and healthier lives.

•
Expand Internationally. Chronic condition management is a global issue and many of our large self-insured employer clients have populations abroad. Despite different healthcare systems, we believe our solutions are well suited for people living with chronic conditions around the globe, and we view this as a large longer-term opportunity.

Employees
As of December 31, 2019, we had 615 full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relationship with our employees to be good.
Competition
The market for our solutions is competitive and characterized by rapid change. The competitive success of our solutions is contingent on our ability to provide superior solutions and a strong value proposition for all stakeholders in the member’s health journey. We are pioneering a new category in healthcare, called Applied Health Signals, which is transforming the treatment of chronic conditions. We expect to face increasing competition, both from current competitors, who may be well-established and enjoy greater resources or other strategic advantages, as well as new entrants into our market, some of which may become significant competitors in the future. With the introduction of new technologies and market entrants, we expect the competitive environment to be and remain intense. We currently face competition from a range of companies, including Virta Health Corp., Omada Health, Inc., Glooko, Inc., Hello Heart Inc., Lyra Health, Inc., Onduo LLC, and Ginger.io, Inc.
Our main competitors fall into the following categories:

•	private companies that offer point solutions for a single chronic condition instead of addressing the whole person;

•
large enterprises who are focused on or may enter the healthcare industry, including initiatives and partnerships launched by these large companies, which may offer or develop products or services with features or benefits that overlap with our solutions; and

•	digital health device manufacturers that facilitate the collection of data but offer limited interpretation, feedback or guidance.
We believe that the principal competitive factors in our market include the following:

•	long-term outcomes;

•	ease of use and convenience;

•	price;

•	greater name and brand recognition;

•	longer operating histories;

•	greater market penetration;

•	larger and more established client and channel partner relationships;

•	larger sales forces and more established products and networks;

•	larger marketing budgets;

•	access to significantly greater financial, human, technical and other resources;

•	breadth, depth, and efficacy of offerings;

•	quality and reliability of solutions; and

•	employer, healthcare provider, government entity, and insurance carrier acceptance.
Although certain of our competitors enjoy greater resources, recognition, deeper customer relationships, larger existing customer bases, or more mature intellectual property portfolios, we believe we compete favorably across these factors. We create measurable, sustainable health improvements for members, our clients realize meaningful benefits and cost savings, and we enable healthcare providers to help improve the health of their patients even when they are outside the provider’s facility. As our market grows and rapidly changes, we expect it will continue to attract new companies, including smaller emerging companies, which could introduce new products and services, as well as players in the health system who may elect to develop their own offering and would have vast resources and relationships to leverage. In addition, we may expand into new markets, including international markets, and encounter additional competitors in such markets.
Intellectual Property
We believe that our intellectual property rights are valuable and important to our business. We rely on trademarks, patents, copyrights, trade secrets, license agreements, intellectual property assignment agreements, confidentiality procedures, non-disclosure agreements, and employee non-disclosure and invention assignment agreements to establish and protect our proprietary rights. Though we rely in part upon these legal and contractual protections, we believe that factors such as the skills and ingenuity of our employees and the functionality and frequent enhancements to our solutions are larger contributors to our success in the marketplaces.
As of December 31, 2019, we had 23 issued patents and one pending patent application in the United States. As of December 31, 2019, we held 11 registered trademarks in the United States and also held six registered trademarks in foreign jurisdictions. In addition, we have registered domain names for websites that we use in our business, such as www.livongo.com and www.mystrength.com. We continually review our development efforts to assess the existence and patentability of new intellectual property. We intend to pursue additional intellectual property protection to the extent we believe it will be beneficial and cost-effective. For additional information, see the section titled “Risk Factors - Risks Related to our Business”
Regulatory Environment
As an Applied Health Signals company, offering solutions to empower people with chronic conditions to live better and healthier lives, we are required to comply with complex laws and regulations at both the state and federal level. Specifically, our solutions are subject to extensive regulation covering the privacy and security of personal health information. Because maintaining the safety of our devices and platform and keeping personal information secure and confidential are our most important responsibilities as a healthcare company, we have structured our operations with a focus on compliance. We continue to monitor and respond to changes in the regulatory landscape, however there can be no assurance that our operations will not be challenged or impacted by such changes.
HIPAA and Other Privacy and Security Requirements
There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information, particularly personal health information, or PHI. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, establishes privacy and security standards that limit the use and disclosure of PHI and requires the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity and availability of PHI. We are regulated as both a business associate and covered entity under HIPAA. In addition to HIPAA, some states in which we operate have laws that protect the privacy and security of sensitive and personal information, including health information. Such state laws can be similar to or even more protective than HIPAA, in which case we must comply with the more stringent law. As a result, it may be necessary to modify our planned operations in order to ensure we are in compliance with the stricter state laws.
In order to comply with the requirements of HIPAA and other similar state laws, we have implemented safeguards to protect our members’ PHI, including restricting the use and sharing of PHI, limiting access to PHI to authorized personnel, maintaining training programs on how to protect PHI and ensuring business associate agreements and data sharing agreements are in place with the appropriate parties.
Data Protection and Breaches
In recent years, there have been a number of well-publicized data breaches involving the improper disclosure of individuals’ PHI or other personal information. Certain states have reacted to these breaches by enacting laws and regulations requiring holders of such information to take additional steps, including responding to breaches in certain timeframes, to safeguard the information. Pursuant to HIPAA, we are required to report breaches of unsecured PHI to our clients within 60 days of discovery of the breach. We are also required to notify the U.S. Department of Health and Human Services, or HHS, and, in cases involving large breaches, to the media.
In addition to the HIPAA compliance measures discussed above, we encrypt and back up data, maintain company-wide security awareness training, enter into business associate agreements with our partners, as well as ensure our partners have implemented physical security and safeguards at the data centers where our data is stored and conduct regular internal and external security audits. Since 2016, we have been audited for SOC 2 compliance by an independent public accounting firm with unqualified opinions. Service Organization Controls, or SOC, are standards established by the American Institute of Certified Public Accountants for reporting on internal controls implemented within a service organization.
Other Healthcare Regulations
In addition to data privacy laws, our operations and arrangements with healthcare professionals, clients, and third-party payors may subject us to various federal and state healthcare laws and regulations, including without limitation fraud and abuse laws, such as the federal Anti-Kickback Statute; civil and criminal false claims laws; physician transparency laws; and state laws regarding the corporate practice of medicine and fee-splitting prohibitions. These laws may impact, among other things, our sales and marketing operations, and our interactions with healthcare professionals. Although we have adopted policies and procedures designed to comply with these healthcare laws and regulations, failure to maintain compliance could result in significant penalties and require changes in our business operations.
Compliance and Certifications
Our blood glucose meter was cleared by the U.S. Food and Drug Administration, or the FDA, by premarket notification per the requirements of Section 510(k) of the Food, Drug, and Cosmetic Act, or FDCA, allowing us to market our blood glucose meter in the United States. We have received a national provider identifier from the U.S. Centers for Medicare & Medicaid Services.
We voluntarily engage third-party security auditors to test our systems and controls at least annually against the most widely recognized security standards and regulations. The International Organization for Standardization, or ISO, has developed a series of standards for information security and related areas. We have received certification for ISO 13485:2016 (Medical Devices - Quality Management Systems).
In addition, we are accredited by the Diabetes Education Accreditation Program of the American Association of Diabetes Educators and by the Durable Medical Equipment, Prosthetics, Orthotics and Supplies Program of the Accreditation Commission for Health Care. We are also a validated member of Cerner Corporation’s CareAware program, which assesses the compatibility and reliability of medical devices with certain offerings from Cerner Corporation.
Corporate Information
We were incorporated in October 2008 as EosHealth, Inc., a Delaware corporation, and changed our name to Livongo Health, Inc. in September 2014. Our principal executive offices are located at 150 West Evelyn Avenue, Mountain View, California 94041, and our telephone number is (866) 435-5643. Our website address is www.livongo.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K and will not be deemed to be incorporated into any of our other filings with the SEC except where we expressly incorporate such information.
Additional Information
We make available free of charge at the Investor Relations section of this website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act as soon as reasonably practicable after we file or furnish such materials with the Securities and Exchange Commission, or SEC. The SEC also maintains a website located at www.sec.gov that contains reports and other information regarding issuers that file electronically with the SEC.
We announce material information to the public through a variety of means, including filings with the SEC, our website (www.livongo.com), social media channels, press releases, public conference calls, and public webcasts in order to ensure broad, non-exclusionary distribution of our information to the public. We encourage our investors and others to review the information we make public in these locations as such information could be deemed to be material information. Please note that this list may be updated from time to time.
ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes thereto, before making a decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment.
Risks Related to Our Business
We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve or maintain profitability.
We have incurred net losses on an annual basis since our inception. We incurred net losses of $55.3 million, $33.4 million and $16.9 million, for the years ended December 31, 2019, 2018 and 2017, respectively. We had an accumulated deficit of $164.2 million as of December 31, 2019. We expect our costs will increase substantially in the foreseeable future and our losses will continue as we expect to invest significant additional funds towards growing our business and operating as a public company and as we continue to invest in increasing our client base, expanding our marketing channels and operations, hiring additional employees, and developing new solutions. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. To date, we have financed our operations principally from the sale of our equity, revenue from sales of our solutions, and the incurrence of indebtedness. Our cash flow from operations was negative for the years ended December 31, 2019, 2018 and 2017. We may not generate positive cash flow from operations or profitability in any given period, and our limited operating history may make it difficult for you to evaluate our current business and our future prospects.
We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing expenses as we continue to grow our business. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, expand our operations and infrastructure, and continue to develop and expand our solutions. In addition to the expected costs to grow our business, we also expect to incur additional legal, accounting, and other expenses as a newly public company. These investments may be more costly than we expect, and if we do not achieve the benefits anticipated from these investments, or if the realization of these benefits is delayed, they may not result in increased revenue or growth in our business. If our growth rate were to decline significantly or become negative, it could adversely affect our business, financial condition and results of operations. If we are not able to achieve or maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all and/or which could be dilutive to our stockholders. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations, and financial condition would be adversely affected. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.
Our relatively limited operating history makes it difficult to evaluate our current business and future prospects and increases the risk of your investment.
Our relatively limited operating history makes it difficult to evaluate our current business and prospects and plan for our future growth. We began offering Livongo for Diabetes in 2014, with all of our growth occurring in recent years. We have encountered and will continue to encounter significant risks and uncertainties frequently experienced by new and growing companies in rapidly changing industries, such as determining appropriate investments of our limited resources, market adoption of our existing and future solutions, competition from other companies, acquiring and retaining clients, managing client deployments, overseeing member enrollment, hiring, integrating, training and retaining skilled personnel, developing new solutions, determining prices for our solutions, unforeseen expenses, and challenges in forecasting accuracy. Livongo for Diabetes historically has accounted for a substantial portion of our revenue, and we expect that to continue for the next several years. Although we now also offer Livongo for Hypertension, Livongo for Prediabetes and Weight Management, and Livongo for Behavioral Health by myStrength, these solutions are new and our sales team has less experience marketing these solutions. Our sales efforts with respect to these solutions may not be as successful as our sales of Livongo for Diabetes. Any new products may not be accepted by our channel partners, resellers, payors, clients, or members. If we have difficulty launching new solutions, our reputation may be harmed and our business, financial condition and results of operations may be adversely affected. In order to substantially increase our revenue, we may need to target chronic conditions other than diabetes. The features, designs, and capabilities that distinguish our Livongo for Diabetes solution, as well as the relationships we have built with our current channel partners and resellers, may not be useful in helping solutions for other chronic conditions succeed in the marketplace. Even if we are able to successfully develop new solutions for chronic conditions other than diabetes, the market opportunity and market growth of solutions for other chronic conditions may not be as attractive as that of Livongo for Diabetes. If we are unable to increase enrollment in Livongo for Diabetes, or successfully develop and commercialize new solutions for chronic conditions other than diabetes, our revenue and our ability to achieve and sustain profitability would be impaired. Additional risks include our ability to effectively manage growth and process, store, protect and use personal data in compliance with governmental regulation, contractual obligations and other legal obligations related to privacy and security. If our assumptions regarding these and other similar risks and uncertainties, which we use to plan our business, are incorrect or change as we gain more experience operating our business or due to changes in our industry, or if we do not address these challenges successfully, our business, financial condition and results of operations could differ materially from our expectations and our business could suffer.
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

•
lack of additional evidence or peer-reviewed publication of clinical evidence supporting the safety, ease-of-use, cost-savings or other perceived benefits of our solutions over competitive products or other currently available methodologies;

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
We operate in a very competitive industry and if we fail to compete successfully against our existing or potential competitors, some of whom may have greater resources than us, our business, financial condition and results of operations could be adversely affected.
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
Some of our competitors may have, or new competitors or alliances may emerge that have, greater name and brand recognition, greater market share, a larger client base, more widely adopted proprietary technologies, greater marketing expertise, larger sales forces, longer operating histories, or significantly greater resources than we do and may be able to offer solutions similar to ours at a more attractive price than we can. Further, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or client requirements and may have the ability to initiate or withstand substantial price competition. In addition, our competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace. Our competitors could also be better positioned to serve certain segments of our market, which could create additional price pressure. In light of these factors, even if our solution is more effective than those of our competitors, current or potential clients may accept competitive solutions in lieu of purchasing our solution. If we are unable to successfully compete, our business, financial condition, and results of operations could be adversely affected.
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
We enter into agreements with our clients under which our fees are generally dependent upon the number of members that are enrolled in our clients’ subscription to our solutions each month. In addition, some fees are subject to credits if certain performance criteria are not met, which in some cases depend on the behavior of our members, such as their continued engagement with our solution, and other factors outside of our control. Certain of our agreements with clients also include maximum fees that may be paid by those clients, and if the number of members that enroll in those clients’ subscriptions to our solutions result in fee amounts that would exceed the maximum, we will be required to continue to provide our solutions for no additional revenue. The growth forecasts of our clients are also subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate and their member enrollment in our solutions could fail to grow at anticipated rates, if at all.
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
Our business, financial condition and results of operations may fluctuate on a quarterly and annual basis, which may result in a decline in our stock price if such fluctuations result in a failure to meet the expectations of securities analysts or investors.
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

•
political, economic and social instability, including terrorist activities and health epidemics (including the recent outbreak of coronavirus), and any disruption these events may cause to the global economy; and

•	changes in business or macroeconomic conditions.
The impact of one or more of the foregoing and other factors may cause our operating results to vary significantly. As such, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance.
Acquisitions and investments could result in operating difficulties, dilution and other harmful consequences that may adversely impact our business, financial condition and results of operations. Additionally, if we are not able to identify and successfully acquire suitable businesses, our operating results and prospects could be harmed.
In the past, we have acquired a number of companies, including Diabeto Inc., Retrofit Inc., and myStrength, Inc. and we may in the future make acquisitions to add employees, complementary companies, products, solutions, technologies, or revenue. These transactions could be material to our business, financial condition and results of operations. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to complete acquisitions on favorable terms, if at all. The process of integrating an acquired company, business or technology has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks include:

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

•
challenges in integrating and auditing the financial statements of acquired companies that have not historically prepared financial statements in accordance with generally accepted accounting principles, or GAAP;

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
Additionally, competition within our industry for acquisitions of business, technologies and assets may become intense. Even if we are able to identify an acquisition that we would like to consummate, we may not be able to complete the acquisition on commercially reasonable terms or the target may be acquired by another company. We may enter into negotiations for acquisitions that are not ultimately consummated. Those negotiations could result in diversion of management time and significant out-of-pocket costs. If we fail to evaluate and execute acquisitions successfully, we may not be able to realize the benefits of these acquisitions, and our operating results could be harmed. If we are unable to successfully address any of these risks, our business, financial condition and results of operations could be harmed.
If we are unable to expand our sales and marketing infrastructure, we may fail to enroll sufficient members to meet our forecasts.
We first began offering Livongo for Diabetes in 2014, and we have only limited experience marketing and selling our solutions as well as enrolling members. We derive a substantial majority of our revenue from the sale of Livongo for Diabetes and we expect that this will continue for the next several years. As a result, our business, financial condition and results of operations are and will continue to be highly dependent on the ability of our sales force to adequately promote, market and sell Livongo for Diabetes. If our sales and marketing representatives fail to achieve their objectives, we may not enter into agreements with new clients, and member enrollment could decrease or may not increase at levels that are in line with our forecasts. Additionally, our sales force has less experience promoting, marketing, and selling our other solutions than Livongo for Diabetes.
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
Historically, we have relied on a limited number of channel partners and resellers for a substantial portion of our total sales. For example, sales through our top five channel partners, Express Scripts, Inc., CVS Pharmacy, Inc., Health Care Service Corporation, Anthem, Inc., and Highmark Inc., represented 61.3% of our revenue for the year ended December 31, 2019. Our channel partners and resellers work with us on a non-exclusive basis. If we are unable to establish, maintain or grow these relationships over time, or if these relationships grow more slowly than we anticipate which has happened in certain circumstances in the past, or if the channel partners and resellers refer business to our competitors instead or develop their own solutions, we are likely to fail to recover these costs and our business, financial condition and results of operations will suffer. The loss of any of our key channel partners or resellers could have an impact on the growth rate of our revenue as we work to obtain new channel partners or replacement relationships. Contracts with our key channel partners or resellers may be terminated or renegotiated before their term expires for various reasons, subject to certain conditions. For example, after a specified period, certain of our contracts are terminable for convenience by our channel partners or resellers, subject to a notice period. Additionally, certain contracts may be terminated immediately by the channel partner or reseller if we go bankrupt, if we lose applicable licenses or are suspended or debarred from participation in government-funded healthcare programs or if we fail to comply with certain specified laws. Any renegotiation of the commercial agreements may result in less favorable economic terms for us. In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, including our channel partners and resellers. Identifying channel partners and resellers, and negotiating and documenting relationships with them, requires significant time and resources. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to, or utilization of, our solutions. If we are unsuccessful in establishing or maintaining or strengthening our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our business, financial condition and results of operations may suffer. Even if we are successful, these relationships may not result in increased client and member use of our solution or increased revenue.
Our sales and implementation cycle can be long and unpredictable and requires considerable time and expense. As a result, our sales and revenue are difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.
The timing of our sales and related revenue recognition is difficult to predict because of the length and unpredictability of our sales cycle, particularly with respect to large organizations and government entities. The sales cycle for our solution from initial contact with a potential client to enrollment launch varies widely by client, ranging from less than one month to over a year. For new clients who signed in 2019, the sales cycle averaged less than six months in length. Some of our clients, especially in the case of our large clients and government entities, undertake a significant and prolonged evaluation process, including to determine whether our solutions meet their unique healthcare needs, which frequently involves evaluation of not only our solution but also an evaluation of other available solutions, which has in the past resulted in extended sales cycles. Our sales efforts involve educating our clients about the ease of use, technical capabilities and potential benefits of our solution. Once a client enters into an agreement with us, we then explain the benefits of our solutions again to eligible employees to encourage them to sign up as a member. During the sales cycle, we expend significant time and money on sales and marketing activities, which lowers our operating margins, particularly if no sale occurs. For example, there may be unexpected delays in a client’s internal procurement processes, particularly for some of our larger clients and government entities for which our products represent a very small percentage of their total procurement activity. There are many other factors specific to clients that contribute to the timing of their purchases and the variability of our revenue recognition, including the strategic importance of a particular project to a client, budgetary constraints, funding authorization, and changes in their personnel. In addition, the significance and timing of our product enhancements, and the introduction of new products by our competitors, may also affect our clients’ purchases. Even if a client decides to purchase our solutions, there are many factors affecting the timing of our recognition of revenue, which makes our revenue difficult to forecast. For example, once a client enters into an agreement with us, we work with them to identify the eligible population and then launch an enrollment process. Time from signing to launch typically takes an average of approximately three months. We do not receive any payment from our clients until members enroll and begin using our solution, which could be months following signing a subscription agreement for our solution. For all of these reasons, it is difficult to predict whether a sale will be completed, the particular period in which a sale will be completed or the period in which revenue from a sale will be recognized.

It is possible that in the future we may experience even longer sales cycles, more complex client needs, higher upfront sales costs and less predictability in completing some of our sales as we continue to expand our direct sales force, expand into new territories and market additional solutions and services. In addition, our sales process may become more lengthy and difficult as a result of the travel restrictions and business interruptions caused by the recent coronavirus outbreak. If our sales cycle lengthens or our substantial upfront sales and implementation investments do not result in sufficient sales to justify our investments, our revenue could be lower than expected and it could have a material adverse effect on our business, financial condition and results of operations.
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
Our ability to achieve significant growth in revenue in the future will depend, in large part, upon our ability to attract new clients. If we fail to attract new clients and fail to maintain and expand new client relationships, our revenue may grow more slowly than we expect, may not grow at all or may decline and our business may be adversely affected. Once we enter into an agreement with a client, our revenue will depend on the number of employees we successfully enroll as members. Demand for solutions for chronic conditions in general, and our solution in particular, is affected by a number of factors, many of which are beyond our control. Some of these potential factors include:

•	awareness of Applied Health Signals and the adoption of technology in healthcare generally;

•	availability of products and services that compete with ours;

•	ease of adoption and use;

•	features and platform experience;

•	performance;

•	brand;

•	security and privacy; and

•	pricing.
Our future revenue growth also depends upon expanding member enrollment with existing clients. If we are not successful in expanding member enrollment in currently contracted solutions or the use of our future solutions by existing clients over time, or if our clients do not renew their agreements or renew their agreements with us at lower prices or on less favorable terms, our revenue may grow more slowly than expected, may not grow at all, or may decline. Additionally, although we dedicate resources to our sales and marketing programs, these sales and marketing programs may not have the desired effect and may not expand sales. Our efforts may not result in increased enrollment within existing clients, or additional revenue. If our efforts to expand enrollment within existing clients are not successful, or if our existing clients renew at lower member levels, our business, financial condition and results of operations could be adversely affected.
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
We believe our future success will depend in part on our ability to increase both the speed and success of member enrollment, by improving our member engagement and enrollment methodology, hiring and training qualified professionals and increasing our ability to integrate into large-scale, complex technology environments. In some cases, clients initially enter into an agreement with us for our solution, but, for a variety of possible reasons, potential members fail to ultimately enroll at the expected volume. Our forecasts may not accurately estimate enrollment rates, number of enrolled members and other assumptions we rely on to anticipate expected growth for our business and revenue. Additionally, if we are unable to achieve the expected volume of member enrollment, or unable to do so in a timely manner and, as a result, potential members do not utilize our solution, clients are unlikely to renew their agreement with us and we would not be able to generate future revenue from such clients based on transaction or revenue volume and the upsell of additional products and services, and our future business, financial condition and results of operations could be adversely impacted.
Any failure to offer high-quality member support may adversely affect our relationships with our existing and prospective members, and in turn our business, financial condition and results of operations.
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
If we fail to effectively manage our growth, we may be unable to execute our business plan, adequately address competitive challenges or maintain our corporate culture, and our business, financial condition and results of operations could be harmed.
Since launching our first product in 2014, we have experienced rapid growth and we continue to rapidly and significantly expand our operations. For example, our full-time employee headcount has grown from 164 employees as of December 31, 2017 to 385 employees as of December 31, 2018 and 615 employees as of December 31, 2019. This expansion increases the complexity of our business and places significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results.
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

Additionally, if we do not effectively manage the growth of our business and operations, the quality of our solutions could suffer, which could negatively affect our business, financial condition and results of operations. Further, we have made changes in the past, and will likely make changes in the future, to our solutions that our clients or members may not like, find useful or agree with. We may also decide to discontinue certain features, solutions or services or increase fees for any of our features or services. If clients or members are unhappy with these changes, they may decrease their usage of our solutions.
If we are not able to develop and release new solutions and services, or successful enhancements, new features and modifications to our existing solutions and services, our business, financial condition and results of operations could be adversely affected.
The markets in which we operate are characterized by rapid technological change, frequent new product and service introductions and enhancements, changing client demands, and evolving industry standards. The introduction of products and services embodying new technologies can quickly make existing products and services obsolete and unmarketable. Additionally, changes in laws and regulations could impact the usefulness of our solution and could necessitate changes or modifications to our solution to accommodate such changes. We invest substantial resources in researching and developing new solutions and enhancing our solutions by incorporating additional features, improving functionality, and adding other improvements to meet our members’ evolving needs. The success of any enhancements or improvements to our solutions or any new solutions depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies in our solutions and third-party partners’ technologies and overall market acceptance. We may not succeed in developing, marketing and delivering on a timely and cost-effective basis enhancements or improvements to our solutions or any new solutions that respond to continued changes in market demands or new client requirements, and any enhancements or improvements to our solutions or any new solutions may not achieve market acceptance. Since developing or acquiring our solutions is complex, the timetable for the release of new solutions and enhancements to existing solutions is difficult to predict, and we may not offer new solutions and updates as rapidly as our clients require or expect. Any new solutions that we develop or acquire may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. Moreover, even if we introduce new solutions, we may experience a decline in revenue of our existing solutions that is not offset by revenue from the new solutions. For example, clients may delay making purchases of new solutions to permit them to make a more thorough evaluation of these solutions or until industry and marketplace reviews become widely available. Some clients may hesitate to migrate to a new solution due to concerns regarding the performance of the new solution. In addition, we may lose existing clients who choose a competitor’s products and services. This could result in a temporary or permanent revenue shortfall and adversely affect our business, financial condition and results of operations.
The introduction of new products and solutions by competitors, the development of entirely new technologies to replace existing offerings or shifts in healthcare benefits trends could make our solutions obsolete or adversely affect our business, financial condition and results of operations. We may experience difficulties with software development, industry standards, design or marketing that could delay or prevent our development, introduction or implementation of new solutions, enhancements, additional features or capabilities. If clients and members do not widely purchase and adopt our solutions, we may not be able to realize a return on our investment. If we do not accurately anticipate client and member demand or we are unable to develop, license or acquire new features and capabilities on a timely and cost-effective basis, or if such enhancements do not achieve market acceptance, it could result in adverse publicity, loss of revenue or market acceptance or claims by clients or members brought against us, each of which could have a material and adverse effect on our reputation, business, results of operations and financial condition.
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

•
natural disasters, political and economic instability, including wars, terrorism, political unrest, outbreak of disease (including the recent coronavirus outbreak), boycotts, curtailment of trade, and other market restrictions; and

•
regulatory and compliance risks that relate to maintaining accurate information and control over activities subject to regulation under the U.S. Foreign Corrupt Practices Act, or the FCPA, and comparable laws and regulations in other countries.

Our ability to continue to expand our business and to attract talented employees, clients and members in various international markets will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute resolution systems, regulatory systems and commercial infrastructures. Entering new international markets will be expensive, our ability to successfully gain market acceptance in any particular market is uncertain and the distraction of our senior management team could harm our business, financial condition and results of operation.
Economic uncertainty or downturns, particularly as it impacts particular industries, could adversely affect our business and operating results.
In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for our clients and us to accurately forecast and plan future business activities, and could cause our clients to slow spending on our solution, which could delay and lengthen sales cycles. Furthermore, during uncertain economic times our clients may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our business, financial condition and results of operations could be materially negatively impacted. The recent outbreak of coronavirus and any quarantines, interruptions in travel and business disruptions with respect to us, our clients, resellers or partners could have effects similar to those described above.
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
We utilize a single contract manufacturing vendor to build and assemble our blood glucose meter, and we rely on single suppliers for our blood pressure monitor and cuff and glucose sensor test strips. The hardware components included in such devices are sourced from various suppliers by the manufacturers thereof and are principally industry standard parts and components that are available from multiple vendors. Quality or performance failures of the devices or changes in the contractors’ or vendors’

financial or business condition could disrupt our ability to supply quality products to our clients and thereby have a material adverse impact on our business, financial condition and results of operations.
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
Depending on a limited number of suppliers, or on a sole supplier, exposes us to risks, including limited control over pricing, availability, quality and delivery schedules. Moreover, due to the limited amount of our sales to date, we do not have long-standing relationships with our manufacturers and may not be able to convince suppliers to continue to make components available to us unless there is demand for such components from their other clients. As a result, there is a risk that certain components could be discontinued and no longer available to us. If any one or more of our suppliers cease to provide us with sufficient quantities of components in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our solution, our quality control standards and regulatory requirements, we cannot quickly engage additional or replacement suppliers for some of our critical components. Failure of any of our suppliers to deliver products at the level our business requires would limit our ability to meet our sales commitments, which could harm our reputation and could have a material adverse effect on our business. We may also have difficulty qualifying new suppliers and obtaining similar components from other suppliers that are acceptable to the U.S. Food and Drug Administration, or the FDA, or other regulatory agencies, and the failure of our suppliers to comply with strictly enforced regulatory and quality requirements could expose us to regulatory action including warning letters, product recalls, termination of distribution, product seizures or civil penalties. It could also require us to cease using the components, seek alternative components or technologies and modify our solution to incorporate alternative components or technologies, which could result in a requirement to seek additional regulatory approvals or clearances for alternative components used in our medical devices. Any disruption of this nature or increased expenses could harm our commercialization efforts and adversely affect our business, financial condition and results of operations.
Our business, financial condition and results of operations may be adversely affected by the recent coronavirus outbreak or other similar epidemics or adverse public health developments.
The outbreak of coronavirus (COVID-19) has caused many governments to implement quarantines and significant restrictions on travel, or to advise that people remain at home where possible and avoid crowds. This has led to many businesses shutting down or limiting operations as well as greater uncertainty in financial markets. Any economic downturns or adverse impacts resulting from the coronavirus or other similar epidemics or adverse public health developments may increase the likelihood of clients not renewing their contracts with us or being unable to pay us in accordance with the terms of their agreements. In addition, several of our third-party suppliers are located in or have significant operations surrounding China. As a result of the coronavirus or other similar epidemics or adverse public health developments, particularly in Asia, our operations, and those of our suppliers, have experienced, and may in the future continue to experience, delays or disruptions, such as difficulty obtaining components and temporary suspension of operations. Our existing inventory levels may not be sufficient, and our business, financial condition and results of operations could be materially and adversely affected, in the event that the slowdown or suspension carries on for a long period of time. As a result of the current or future epidemics, we may also be impacted by shutdowns, employee impacts from illness and other community response measures meant to prevent spread of the virus, all of which could negatively impact our business, financial condition and results of operations. Further, if we are regularly unable to meet our obligations to deliver our devices or other supplies, our partners, resellers, or clients may decide to terminate their contracts or we may be subject to other contractual penalties, and our members could be adversely affected. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and will include emerging information concerning the severity of the coronavirus and the actions taken by governments and private businesses to attempt to contain the coronavirus.

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
As we continue to grow, we may be unable to continue to attract or retain the personnel we need to maintain our competitive position. In addition to hiring new employees, we must continue to focus on retaining our best talent. Competition for these resources, particularly for engineers, is intense. We may need to invest significant amounts of cash and equity for new and existing employees and we may never realize returns on these investments. If we are not able to effectively increase and retain our talent, our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed. The loss of one or more of our key employees, and any failure to have in place and execute an effective succession plan for key executives, could seriously harm our business. Employees may be more likely to leave us if the shares of our capital stock they own or the shares of our capital stock underlying their equity incentive awards have significantly reduced in value or the vested shares of our capital stock they own or vested shares of our capital stock underlying their equity incentive awards have significantly appreciated. Many of our employees may receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us.
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
We believe that our culture has been and will continue to be a critical contributor to our success. We expect to continue to hire aggressively as we expand, and we believe our corporate culture has been crucial in our success and our ability to attract highly skilled personnel. If we do not continue to develop our corporate culture or maintain and preserve our core values as we grow and evolve both in the United States and internationally, we may be unable to foster the innovation, curiosity, creativity, focus on execution, teamwork and the facilitation of critical knowledge transfer and knowledge sharing we believe we need to support our growth. Moreover, liquidity available to our employee securityholders following our initial public offering, or IPO, could lead to disparities of wealth among our employees, which could adversely impact relations among employees and our culture in general. Our anticipated headcount growth and our status as a public company may result in a change to our corporate culture, which could harm our business.
If we are not able to maintain and enhance our reputation and brand recognition, our business, financial condition and results of operations will be harmed.
We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with existing channel partners and clients, and to our ability to attract new channel partners and clients. The promotion of our brand may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Brand promotion and marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our business, financial condition and results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our channel partners and clients, could harm our reputation and brand and make it substantially more difficult for us to attract new channel partners and clients. If we do not successfully maintain and enhance our reputation and brand recognition, our business may not grow and we could lose our relationships with channel partners and clients, which would harm our business, financial condition and results of operations.
Security breaches, loss of data and other disruptions could compromise sensitive information related to our business, members or partners, or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.
In the ordinary course of our business, we collect, store, use and disclose sensitive data, including PHI and other types of personal data or personally identifiable information, or PII. We also process and store, and use additional third parties to process and store, sensitive information including intellectual property and other proprietary business information, including that of our members and partners. Our member information is encrypted but not always de-identified. We manage and maintain our solution and data utilizing a combination of on-site systems, managed data center systems and cloud-based computing center systems.
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
Any such breach or interruption of our systems or any of our third-party information technology partners, could compromise our networks or data security processes and sensitive information could be inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such interruption in access, improper access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws and regulations that protect the privacy of member information or other personal information, such as HIPAA, and the General Data Protection Regulation, or GDPR, and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to perform our services, provide member assistance services, conduct research and development activities, collect, process, and prepare company financial information, provide information about our current and future solutions and engage in other user and clinician education and outreach efforts. Any such breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our business and competitive position. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.
If we or our third-party suppliers fail to comply with the FDA’s Quality Systems Regulation, our ability to distribute medical devices that are provided to members as part of our solution could be impaired.
We and certain of our third-party suppliers are required to comply with the FDA’s Quality System Regulation, or QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of medical devices that we distribute as part of our solution. The FDA audits compliance with the QSR through periodic announced and unannounced inspections of manufacturing and other facilities. The FDA may impose inspections or audits at any time. We have been inspected by the FDA three times. One inspection resulted in no observations received from the FDA, and in the other two inspections the FDA issued a FDA Form 483, Inspectional Observations. We have responded to the observations with corrective actions, and the FDA subsequently confirmed in each case that our responses were adequate and no further action would be taken by the FDA. If we or our suppliers have significant non-compliance issues or if any corrective action plan that we or our suppliers propose in response to observed deficiencies is not sufficient, the FDA could take enforcement action against us and our third-party suppliers. Any of the foregoing actions could have a material adverse effect on our business, financial condition and results of operations.
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
Before a new medical device or a new intended use for a device in commercial distribution, can be marketed in the United States, a company must first submit and receive either 510(k) clearance pursuant to section 510(k) of the FDCA, or approval of a premarket approval, or PMA, application from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, in order to clear the proposed device for marketing. To be substantially equivalent, the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support substantial equivalence. Failure to demonstrate substantial equivalence to a predicate device to the FDA’s satisfaction will require the submission and approval by the FDA of a PMA application. The FDA’s 510(k) clearance process usually takes from three to 12 months, but may last longer. The process for obtaining a PMA approval takes from one to three years, or even longer, from the time the PMA is submitted to the FDA until an approval is obtained. Any delay or failure to obtain necessary regulatory approvals or clearances would have a material adverse effect on our business, financial condition and results of operations. We have obtained 510(k) clearance to distribute our glucose testing meter and test strips that we offer as part of our solution, and all other Livongo devices have the appropriate regulatory approvals and clearances.
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
Our solutions, as well as our business activities, are subject to a complex set of regulations and rigorous enforcement, including by the FDA, U.S. Department of Justice, HHS, Office of the Inspector General and Office of Civil Rights, and numerous other federal and state governmental authorities.
Our employees, consultants and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements. Federal and state healthcare laws and regulations that may affect our ability to conduct business include, without limitation:

•
the federal Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the Centers for Medicare & Medicaid Services, or CMS, programs;

•
the federal civil false claims and civil monetary penalties laws, including, without limitation, the federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government;

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
Although we have adopted policies and procedures designed to comply with these laws and regulations and conduct internal reviews of our compliance with these laws, our compliance is also subject to governmental review. The growth of our business and sales organization and any future expansion outside of the United States may increase the potential of violating these laws or our internal policies and procedures. The risk of our being found in violation of these or other laws and regulations is further increased by the fact that many have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the federal, state and foreign laws described above or any other current or future fraud and abuse or other healthcare laws and regulations that apply to us, we may be subject to penalties, including significant criminal, civil and administrative penalties, damages and fines, disgorgement, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, imprisonment for individuals and exclusion from participation in government programs, such as Medicare and Medicaid, as well as contractual damages and reputational harm. We could also be required to curtail or cease our operations. Any of the foregoing consequences could seriously harm our business, financial condition and results of operations.
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
Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, and other processing of PHI and PII. These laws and regulations include HIPAA. HIPAA establishes a set of national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. We are business associates under HIPAA and we execute business associate agreements with our clients.
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
We also publish statements to our resellers, channel partners, clients and members that describe how we handle and protect PHI. If federal or state regulatory authorities or private litigants consider any portion of these statements to be untrue, we may be subject to claims of deceptive practices, which could lead to significant liabilities and consequences, including, without limitation, costs of responding to investigations, defending against litigation, settling claims, and complying with regulatory or court orders. Any of the foregoing consequences could seriously harm our business and our financial results. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our clients may limit the use and adoption of, and reduce the overall demand for, our platform. Any of the foregoing consequences could have a material adverse impact on our business, financial condition and results of operations.
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
Additionally, on June 28, 2018, California enacted the California Consumer Privacy Act, or CCPA, that, among other things, requires covered companies to provide certain disclosures to California consumers, and afford such consumers certain abilities to opt-out of certain sales of personal information, and other information. The CCPA has been amended on multiple occasions and is the subject of proposed regulations of the California Attorney General that have yet to be finalized. Aspects of CCPA and its interpretation remain unclear at this time. The CCPA provides consumers with a private right of action in certain circumstances, and we could be forced to defend any such claims brought as a result of a plaintiffs' class action. We cannot fully predict the impact of the CCPA on our business or operations, but it may require use to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.
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
The information that we provide to our partners, clients and members could be inaccurate or incomplete, which could harm our business, financial condition and results of operations.
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
Evolving government regulations may require increased costs or adversely affect our business, financial condition and results of operations.
In a regulatory climate that is uncertain, our operations may be subject to direct and indirect adoption, expansion or reinterpretation of various laws and regulations. Compliance with these future laws and regulations may require us to change our practices at an undeterminable and possibly significant initial monetary and annual expense. These additional monetary expenditures may increase future overhead, which could have a material adverse effect on our business, financial condition and results of operations.
For example, since the Affordable Care Act was enacted, there have been judicial and Congressional challenges to certain aspects of the law, as well as efforts by the Trump administration to repeal or replace certain aspects of Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. In December 2019, the Fifth Circuit Court of Appeals upheld this decision with respect to the individual mandate, but remanded for further consideration of how this affects the rest of the law. While the law remains in place pending the appeals process, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act. We continue to evaluate the potential impact of the Affordable Care Act and its possible repeal or replacement on our business.

There is also uncertainty regarding whether, when, and what other health reform initiatives will be adopted and the impact of such efforts on our business, as well as on the businesses of our channel partners, pharmacy benefit managers, or PBMs, and resellers. In particular, the outcome of the 2020 federal election and its potential impact on health reform efforts is unknown. Some presidential candidates and members of Congress have proposed measures that would expand government-sponsored coverage, including single-payer proposals (often referred to as “Medicare for All”), and some states are considering similar measures. The implications of such proposals may be unexpected, and such measures, if implemented, could alter the landscape of our industry in ways that adversely affect our business.
There could be laws and regulations applicable to our business that we have not identified or that, if changed, may be costly to us, and we cannot predict all the ways in which implementation of such laws and regulations may affect us.
In the states in which we operate, we believe we are in compliance with all applicable material regulations, but, due to the uncertain regulatory environment, certain states may determine that we are in violation of their laws and regulations. In the event that we must remedy such violations, we may be required to modify our solution and services in such states in a manner that undermines our solution’s attractiveness to partners, clients or members, we may become subject to fines or other penalties or, if we determine that the requirements to operate in compliance in such states are overly burdensome, we may elect to terminate our operations in such states. In each case, our revenue may decline and our business, financial condition and results of operations could be adversely affected.
Additionally, the introduction of new solutions may require us to comply with additional, yet undetermined, laws and regulations. Compliance may require obtaining appropriate state medical board licenses or certificates, increasing our security measures and expending additional resources to monitor developments in applicable rules and ensure compliance. The failure to adequately comply with these future laws and regulations may delay or possibly prevent our solution from being offered to resellers, intermediaries, clients and members, which could have a material adverse effect on our business, financial condition, and results of operations.
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
In addition, changes in our solution, or future changes in export and import regulations, may prevent our members with international operations from deploying our platform globally or, in some cases, prevent the export or import of our solution to certain countries, governments or persons altogether. Any change in export or import regulations, economic sanctions or related legislation or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell subscriptions to our platform to, existing or potential clients with international operations. Any decreased use of our platform or limitation on our ability to export or sell our solution would likely adversely affect our business, financial condition and results of operations.
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
If our arrangements with our clients are found to violate state laws prohibiting the corporate practice of medicine or fee splitting, our business, financial condition, results of operations and our ability to operate in those states could be adversely impacted.
The laws of most states, including states in which our clients and members are located, prohibit us from practicing medicine, providing any treatment or diagnosis, or otherwise exercising any control over the medical judgments or decisions of licensed physicians and from engaging in certain financial arrangements, such as splitting professional fees with physicians. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. We enter into contracts with our clients to deliver certain services in exchange for fees. Although we seek to substantially comply with applicable state prohibitions on the corporate practice of medicine and fee splitting, state officials who administer these laws or other third parties may successfully challenge our existing organization and contractual arrangements. If such a claim were successful, we could be subject to civil and criminal penalties and could be required to restructure or terminate the applicable contractual arrangements. A determination that these arrangements violate state statutes, or our inability to successfully restructure our relationships with our clients to comply with these statutes, could eliminate clients or members located in certain states from the market for our solution and services, which would have a material adverse effect on our business, financial condition and results of operations.
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
Our solution relies in part on broad interoperability with a range of diverse medical devices, operating systems, and third-party applications. We are dependent on the accessibility of our solution across these third-party operating systems and applications that we do not control. Third-party services and products are constantly evolving, and we may not be able to modify our platform to assure its compatibility with that of other third parties following development changes. Should the interoperability of our solution across devices, operating systems and third-party applications decrease, or if members are unable to easily and seamlessly access our application or information stored in our platform, our business, financial condition and results of operations could be harmed.
Our proprietary solutions may not operate properly, which could damage our reputation, give rise to claims against us, or divert application of our resources from other purposes, any of which could harm our business, financial condition and results of operations.
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
Our agreements with clients and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, breaches of our business association agreements or other liabilities relating to or arising from, in each case, our solution or other contractual obligations. Typically, our agreements’ indemnification obligations provide for uncapped liability for which we would be responsible, and many of our indemnity provisions survive termination or expiration of the applicable agreement. Large indemnity payments could harm our business, financial condition and results of operations. Whether we have an indemnification provision or not, if disputes arise over our agreements with our channel partners, clients or other third parties, and contractual terms are interpreted adversely to us, we could be subject to liabilities, including fines, remediation, or other penalties. Any dispute with a client with respect to such obligations could have adverse effects on our relationship with that client, other existing clients and new clients and harm our business, financial condition and results of operations.
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
We may be required to delay recognition of revenue for a significant period of time if we enter into an agreement containing contract terms that include:

•	the transaction involves both current products and products that are under development; or

•	the client requires significant modifications, configurations, or complex interfaces that could delay delivery or acceptance of our solution.
Because of these factors and other specific revenue recognition requirements under GAAP, we must have very precise terms in our contracts to begin recognizing revenue when we initially provide access to our platform. Although we strive to enter into agreements that meet the criteria under GAAP for current revenue recognition on delivered performance obligations, our agreements are often subject to negotiation and revision based on the demands of our clients. The final terms of our agreements sometimes result in deferred revenue recognition, which may adversely affect our financial results in any given period and can make it difficult for us to forecast when we expect contract value to be recognized as revenue. In addition, more clients may require shorter term contracts or alternative payment arrangements that could reduce the amount of revenue we recognize upon delivery of our products and could adversely affect our short-term financial results.
Furthermore, the presentation of our financial results, our key metrics, and other financial information we present requires us to make estimates and assumptions that may affect revenue recognition. In some instances, we could reasonably use different estimates and assumptions, and changes in estimates are likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates.
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
Even if our revenues continue to increase, we may incur losses in accordance with GAAP during future periods due to increased costs such as non-cash charges associated with equity awards, business combinations and other expenses. We may also encounter unforeseen operating expenses, difficulties, complications, delays and other unpredictable factors that may result in increased costs.
We may be subject to legal proceedings and litigation, including intellectual property and privacy disputes, which are costly to defend and could materially harm our business, financial condition and results of operations.
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
The enactment of legislation implementing changes in the U.S. taxation of international business activities, the adoption of other tax reform policies or changes in tax legislation or policies in jurisdictions outside of the United States could materially impact our business, financial condition and results of operations.
On December 22, 2017, the Tax Act became law, and significantly reformed the Internal Revenue Code of 1986, as amended, or the Code. The Tax Act, among other things, includes changes to U.S. federal tax rates and the taxation of foreign earnings, imposes significant additional limitations on the deductibility of interest and the use of net operating losses generated in tax years beginning after December 31, 2017, allows for the immediate expensing of certain capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. We continue to examine the impact the Tax Act may have on our business. Due to our plans to expand into international markets, any changes in the U.S. or international taxation of such activities may increase our worldwide effective tax rate and harm our business, financial condition and results of operations. The impact of the Tax Act and other changes to U.S. and non-U.S. tax laws, and regulations or interpretations thereof, on us or our business is uncertain and could be adverse. We urge prospective investors to consult with their legal and tax advisors with respect to the potential tax consequences of investing in or holding our common stock.
Failure to protect or enforce our intellectual property rights could harm our business, financial condition and results of operations.
Our intellectual property includes the content of our website, our solutions, our software code, our registered and unregistered copyrights, trademarks and our patents and patent applications. We believe that our intellectual property is an essential asset of our business. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented or challenged. Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation based on allegations of patent infringement or other violations of intellectual property rights. We believe that competitors will try to develop products that are similar to ours and that may infringe our intellectual property rights. If we do not adequately protect our intellectual property, our brand and reputation could be harmed and competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could materially harm our business, negatively affect our position in the marketplace, limit our ability to commercialize our technology and delay or render impossible our achievement of profitability. A failure to protect our intellectual property in a cost-effective and meaningful manner could have a material adverse effect on our ability to compete. We regard the protection of our trade secrets, copyrights, trademarks, trade dress, databases, domain names and patents as critical to our success. We strive to protect our intellectual property rights by relying on federal, state and common law rights and other rights provided under foreign laws. These laws are subject to change at any time and could further restrict our ability to protect or enforce our intellectual property rights. In addition, the existing laws of certain foreign countries in which we operate may not protect our intellectual property rights to the same extent as do the laws of the United States. We also have a practice of entering into confidentiality and invention assignment agreements with our employees and contractors, and often enter into confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. In addition, from time to time we make our technology and other intellectual property available to others under license agreements, including open source license agreements and trademark licenses under agreements with our partners for the purpose of co-branding or co-marketing our products or services. However, these contractual arrangements and the other steps we have taken to protect our intellectual property rights may not prevent the misappropriation of our proprietary information, infringement of our intellectual property rights, disclosure of trade secrets and other proprietary information, or deter independent development of similar or competing technologies, duplication of our technologies or efforts to design around our patents by others, and may not provide an adequate remedy in the event of such misappropriation or infringement.
Obtaining and maintaining effective intellectual property rights is expensive, including the costs of defending our rights. We make business decisions about when to seek patent protection for a particular technology and when to rely upon trade secret protection, and the approach we select may ultimately prove to be inadequate. Our issued U.S. patents cover key features of our smart, cellular-connected meter, but we have not yet obtained any issued patents that provide protection for key features of our other products. We are seeking to protect certain of our intellectual property rights through filing applications for copyrights, trademarks, patents and domain names in a number of jurisdictions, a process that is expensive and may not be successful in all jurisdictions. We are continuing to monitor and evaluate our intellectual property protection in various jurisdictions as we expand our business. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our solutions, technology, or proprietary information, or provide us with any competitive advantages. Moreover, we cannot guarantee that any of our pending patent applications will issue or be approved. The United States Patent and Trademark Office, or the USPTO, also requires compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after a patent has issued. There are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If this occurs, our competitors might be able to enter the market, which would have a material adverse effect on our business. Even where we have intellectual property rights, they may later be found to be unenforceable or have a limited scope of enforceability. In addition, we may not seek to pursue such protection in every jurisdiction. In particular, we believe it is important to maintain, protect and enhance our brands. Accordingly, we pursue the registration of domain names and our trademarks and service marks in the United States and in some jurisdictions outside of the United States. Third parties may challenge our use of our trademarks, oppose our trademark applications or otherwise impede our efforts to protect our intellectual property in certain jurisdictions. For example, in the past, third parties have registered the trademark “Livongo” and related domain names in certain international jurisdictions. We may encounter similar challenges in other international jurisdictions as we expand our business. In the event that we are unable to register our trademarks in certain jurisdictions, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. We have already and may, over time, increase our investment in protecting innovations through investments in patents and similar rights, and this process is expensive and time-consuming.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. We may not always detect infringement of our intellectual property rights, and defending or enforcing our intellectual property rights, even if successfully detected, prosecuted, enjoined or remedied, could result in the expenditure of significant financial and managerial resources. Litigation may be necessary to enforce our intellectual property rights, protect our proprietary rights or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition and results of operations. We may also incur significant costs in enforcing our trademarks against those who attempt to imitate our brand and other valuable trademarks and service marks. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, countersuits and adversarial proceedings such as oppositions, inter partes review, post-grant review, re-examination or other post-issuance proceedings, that attack the validity and enforceability of our intellectual property rights. An adverse determination of any litigation proceedings could put our patents at risk of being invalidated or interpreted narrowly and could put our related pending patent applications at risk of not issuing. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential or sensitive information could be compromised by disclosure in the event of litigation. In addition, during the course of litigation there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. If we fail to maintain, protect and enhance our intellectual property rights, our business, financial condition and results of operations may be harmed and the market price of our common stock could decline.
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
Any intellectual property claim against us or parties indemnified by us, regardless of merit, could be time consuming and expensive to settle or litigate and could divert our management’s attention and other resources. These claims also could subject us to significant liability for damages and could result in our having to stop using technology, content, branding or business methods found to be in violation of another party’s rights. We might be required or may opt to seek a license for rights to intellectual property held by others, which may not be available on commercially reasonable terms, or at all. Even if a license is available, we could be required to pay significant royalties, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, content, branding or business methods, which could require significant effort and expense, be infeasible or make us less competitive in the market. Such disputes could also disrupt our business, which would adversely impact our client satisfaction and ability to attract clients. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. If we cannot license or develop technology, content, branding or business methods for any allegedly infringing aspect of our business, we may be unable to compete effectively. Additionally, we may be obligated to indemnify our clients or members in connection with litigation and to obtain licenses or refund subscription fees, which could further exhaust our resources. In the case of infringement or misappropriation caused by technology that we obtain from third parties, any indemnification or other contractual protections we obtain from such third parties, if any, may be insufficient to cover the liabilities we incur as a result of such infringement or misappropriation. Any of these results could harm our business, financial condition and results of operations.

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
We rely on internet infrastructure, bandwidth providers, third-party computer hardware and software and other third parties for providing services to our clients and members, and any failure or interruption in the services provided by these third parties could expose us to litigation and negatively impact our relationships with clients and members, adversely affecting our business, financial condition and results of operations.
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
We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our business, financial condition and results of operations.
As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of The Nasdaq Stock Market LLC, or Nasdaq, and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, financial condition and results of operations. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses.
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
As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition and results of operations could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, financial condition and results of operations.
We are an “emerging growth company,” and our election to comply with the reduced disclosure requirements as a public company may make our common stock less attractive to investors.
For so long as we remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, being required to provide fewer years of audited financial statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will cease to be an “emerging growth company” upon the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (ii) the date we qualify as a large accelerated filer, with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have, in any three-year period, issued more than $1.0 billion in non-convertible debt securities; and (iv) December 31, 2024 (the last day of the fiscal year following the fifth anniversary of our IPO). We may choose to take advantage of some but not all of these reduced reporting burdens. Accordingly, the information we provide to our stockholders may be different than the information you receive from other public companies in which you hold stock. In addition, the JOBS Act also provides that an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected to take advantage of this extended transition period under the JOBS Act. As a result, our operating results and financial statements may not be comparable to the operating results and financial statements of other companies who have adopted the new or revised accounting standards. It is possible that some investors will find our common stock less attractive as a result, which may result in a less active trading market for our common stock and higher volatility in our stock price.
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new products, services or enhance our existing products or services, enhance our operating infrastructure and acquire complementary businesses and technologies. In order to achieve these objectives, we may make future commitments of capital resources. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters. However, subject to limited exceptions, our loan and security agreement with Silicon Valley Bank, or SVB, prohibits us from incurring indebtedness without the prior written consent of SVB. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
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
Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business, financial condition and results of operations and could cause a decline in the price of our common stock.
We anticipate spending substantial funds in connection with the tax liabilities that arise upon the initial settlement of RSUs and the manner in which we fund these expenditures may have an adverse effect on our financial condition.
We anticipate that we will spend substantial funds to satisfy certain income tax withholding and remittance obligations when we settle outstanding RSUs in the ordinary course of business. When the RSUs vest, we will deliver one share of common stock for each vested RSU on the settlement date, and upon vesting we anticipate withholding shares and remitting income taxes on behalf of the holders at the applicable minimum statutory rates, which we refer to as net settlement. The amount of these obligations will vary depending on the price of shares of our common stock, and these amounts could have a negative impact on our cash flow and ability to use funds for operational purposes.
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
We adopted the new revenue standard using the modified retrospective transition method when it became effective for us, which was the year ended December 31, 2019 and interim periods beginning after December 31, 2019. Based on our impact assessment of the Livongo for Diabetes solution, the overall promise to our customers is to improve member health results and reduce healthcare costs, and the delivery of this promise would not be possible without the integration of Livongo devices, supplies, access to our web-based platform, and clinical and data services. The promises to transfer the goods and services are not separately identifiable in accordance with ASC 606-10-25-19b, evidenced by the fact that we provide a significant service of integrating the goods and services provided by us (i.e., inputs) into a combined output (i.e., member behavior modifications) that result in the fulfillment of our promise to our clients. The treatment of variable consideration was impacted upon our adoption. Additionally, incremental costs of obtaining a contract are recognized as assets to the extent the period of benefit is greater than one year, which defers the recognition of a portion of our commission expenses to future periods and impacts our financial condition and results of operations. Upon the adoption of the new revenue standard, we recorded an opening balance adjustment of $4.7 million to accumulated deficit related to our active contracts as of January 1, 2019. See Note 3 in Part II, Item 8 of this report for further information related to our adoption of ASC 606.
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
As of December 31, 2019, we had U.S. federal net operating loss carryforwards, or NOLs, of $189.3 million and state NOLs of $90.3 million. Unused NOLs for the year ended December 31, 2017 and prior tax years will carry forward to offset future taxable income, if any, until such unused losses expire. Unused losses generated after December 31, 2017, pursuant to the Tax Act, will not expire and may be carried forward indefinitely but will only be deductible to the extent of 80% of current year taxable income in any given year. As a result, if we earn net taxable income in future years, our pre-2018 NOLs may expire prior to being used and our NOLs generated in 2018 and thereafter will be subject to a percentage limitation. It is uncertain if and to what extent various states will conform to the Tax Act. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% stockholders” that exceed 50 percentage points over a rolling three-year period. We have undergone ownership changes in the past, which have resulted in minor limitations on our ability to utilize our NOLs, and if we were determined to have undergone an ownership change in connection with our IPO or the offering in December 2019, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. The existing NOLs of some of our subsidiaries may be subject to limitations arising from ownership changes prior to, or in connection with, their acquisition by us. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize some portion of our NOLs, none of which are currently reflected on our balance sheet, even if we attain profitability.
The applicability of sales, use and other tax laws or regulations on our business is uncertain. Adverse tax laws or regulations could be enacted or existing laws could be applied to us or our clients, which could subject us to additional tax liability and related interest and penalties, increase the costs of our solution and adversely impact our business, financial condition and results of operations.
The application of federal, state, local and international tax laws to services provided electronically is evolving. New income, sales, use, value-added or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time (possibly with retroactive effect), and could be applied solely or disproportionately to services provided over the internet or could otherwise materially affect our business, financial position and results of operations.

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
One or more states may seek to impose incremental or new sales, use, value added or other tax collection obligations on us, including for past sales by us or our resellers and other partners. A successful assertion by a state, country or other jurisdiction that we should have been or should be collecting additional sales, use, value added or other taxes on our solutions could, among other things, result in substantial tax liabilities for past sales, create significant administrative burdens for us, discourage users from utilizing our solutions or otherwise harm our business, financial condition and results of operations.
If our enterprise resource planning system or other software systems prove ineffective, we may be unable to timely or accurately prepare financial reports, make payments to our suppliers and employees, or invoice and collect from our users.
In 2017, we implemented a new enterprise resource planning, or ERP, system, including our systems for tracking revenue recognition. Our ERP system is critical to our ability to accurately maintain books and records and to prepare our financial statements. Data integrity problems or other issues may be discovered which, if not corrected, could impact our business, financial condition and results of operations. In addition, we may experience periodic or prolonged disruption of our financial functions arising out of our use of such system, other periodic upgrades or updates, or other external factors that are outside of our control. From time to time we implement additional software systems, and we may also in the future transition to a new ERP system, which may be disruptive to our business if they do not work as planned or if we experience issues relating to their implementation. Such disruptions could impact our ability to timely or accurately make payments to our suppliers and employees, and could also inhibit our ability to invoice and collect from our users. If we encounter unforeseen problems with our ERP system or other related systems and infrastructure, our business, financial condition and results of operations could be adversely affected.
Our business could be disrupted by catastrophic events and man-made problems, such as power disruptions, data security breaches, terrorism and health epidemics.
Our systems are vulnerable to damage or interruption from the occurrence of any catastrophic event, including earthquake, fire, flood, tsunami, or other weather event, power loss, telecommunications failure, software or hardware malfunction, cyber-attack, war, health epidemic (including the recent outbreak of COVID-19), terrorist attack, or incident of mass violence, which could result in lengthy interruptions in access to our platform. In particular, certain of the facilities we lease to house our computer and telecommunications equipment are located in the San Francisco Bay Area, a region known for seismic activity, and our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. In addition, acts of terrorism, including malicious internet-based activity, could cause disruptions to the internet or the economy as a whole. Even with our disaster recovery arrangements, access to our platform could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver our platform and solution to our clients and members would be impaired or we could lose critical data. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, our business, financial condition and results of operations would be harmed.
We have implemented a disaster recovery program that allows us to move website traffic to a backup data center in the event of a catastrophe. This allows us the ability to move traffic in the event of a problem, and the ability to recover in a short period of time. However, to the extent our disaster recovery program does not effectively support the movement of traffic in a timely or complete manner in the event of a catastrophe, our business, financial condition and results of operations may be harmed.

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
Prior to our initial public offering, there was no public market for shares of our common stock. In July 2019, we sold shares of our common stock to the public at $28.00 per share. From July 25, 2019, the date that our common stock started trading on Nasdaq, through December 31, 2019, the trading price of our common stock has ranged from $15.12 per share to $45.68 per share. The trading price of our common stock will continue to fluctuate significantly in response to a number of factors, most of which we cannot predict or control, including:

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

•	the financial projections we may provide to the public, any changes in those projections, or our failure to meet those projections;

•	announcements by us or our competitors of new products;

•	the public’s reaction to our press releases, other public announcements, and filings with the SEC;

•	changes in how clients perceive the benefits of our products and services, and future product offerings;

•	changes in the structure of healthcare payment systems;

•	rumors and market speculation involving us or other companies in our industry;

•	actual or anticipated changes in our results of operations or fluctuations in our results of operations;

•	actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally;

•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	any significant data breach involving our products, services or site, or data stored by us or on our behalf;

•	announced or completed acquisitions of businesses, commercial relationships, products, services, or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations, or principles;

•	“flash crashes,” “freeze flashes” or other glitches that disrupt trading on the securities exchange on which we are listed;

•	any significant change in our management; and

•	general economic conditions and slow or negative growth of our markets, including the impact of the recent coronavirus outbreak.
In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the trading price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have an adverse effect on our business, financial condition and results of operations.
As of December 31, 2019, our executive officers, directors, and holders of 5% or more of our common stock collectively beneficially own approximately 55.7% of the outstanding shares of our common stock and continue to have substantial control over us, which will limit your ability to influence the outcome of important transactions, including a change in control.
As of December 31, 2019, our executive officers, directors, and each of our stockholders who own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 55.7% of the outstanding shares of our common stock, based on the number of shares outstanding as of December 31, 2019. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
Sales of substantial amounts of our common stock in the public markets, or the perception that such sales could occur, could reduce the price that our common stock might otherwise attain.
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. We had 95,300,648 shares of common stock outstanding as of December 31, 2019.
In connection with our December 2019 secondary offering, we, all of our directors and executive officers, certain of our stockholders, and the selling stockholders in the secondary offering agreed, subject to certain exceptions, not to offer, sell, or agree to sell, directly or indirectly, any shares of our common stock for a period of 90 days from the date of the secondary offering without the prior consent of Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC.
Stockholders owning an aggregate of up to 66,845,589 shares are entitled, under our investors' rights agreement, to require us to register shares owned by them for public sale in the United States. In addition, we filed a registration statement to register shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable exercise periods and expiration of the market standoff agreements and lock-up agreements referred to above, the shares issued upon exercise of outstanding stock options and settlement of outstanding restricted stock units will be available for immediate resale in the United States in the open market.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We are party to an office lease agreement effective through 2024 for approximately 30,000 square feet of office space that houses our corporate headquarters in Mountain View, California. We also lease additional office space around the world, including in California, Colorado, Illinois and India. We believe our facilities are sufficient for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.
ITEM 3. LEGAL PROCEEDINGS
The information under the caption “Legal Matters” in Note 8 to our consolidated financial statements covered under Part II, Item 8 of this Annual Report on Form 10-K is hereby incorporated by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock
Our common stock began trading publicly on the Nasdaq Global Select Market under the ticker symbol "LVGO" on July 25, 2019. Prior to that time, there was no public market for our common stock.
Holders of Record
As of February 28, 2020, there were 260 holders of record of our common stock. This figure does not include a substantially greater number of "street name" holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.
Dividend Policy
We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our Board of Directors, subject to applicable laws and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our Board of Directors may deem relevant.
Securities Authorized for Issuance under Equity Compensation Plans
For information regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Annual Report on Form 10-K.
Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
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
On August 5, 2019, 90,277 shares of common stock were issued to a business partner upon the exercise of outstanding warrants for an aggregate exercise price of approximately $0.1 million.
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

Use of Proceeds
On July 29, 2019, we completed our IPO, in which we sold 14,590,050 shares of our common stock at an offering price of $28.00 per share, including 1,903,050 shares pursuant to the exercise in full of the underwriters' option to purchase additional shares. We received net proceeds of $377.5 million, after deducting underwriting discounts and commissions of $28.6 million and offering costs of approximately $2.4 million. All of the shares of common stock issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-232412), which was declared effective by the SEC on July 24, 2019. The representatives of the underwriters of our IPO were Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC, and J.P. Morgan Securities LLC.
No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates. As of December 31, 2019, approximately $2.1 million of expenses incurred in connection with our IPO had been paid.
There has been no material change in the planned use of proceeds from our IPO from those disclosed in the final prospectus for our IPO filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.
Purchases of Equity Securities by the Issuer
None.
Stock Performance Graph
The following graph shows a comparison from July 25, 2019 (the date our common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2019 of the cumulative total return for our common stock based on the closing price on the last day of each respective period, relative to the Nasdaq Composite Index (“Nasdaq Composite”) and the Russell 2000 Index (“Russell 2000”). The graph assumes an initial investment of $100 on July 25, 2019 in the common stock of Livongo, the Nasdaq Composite and the Russell 2000, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	As of
	7/25/2019	9/30/2019	12/31/2019
Livongo Health, Inc.	$100.00	$45.75	$65.74
Russell 2000	$100.00	$96.48	$105.67
NASDAQ Composite	$100.00	$96.03	$107.71
The information on the above graph shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section or Sections 11 and 12(a)(2) of the Securities Act, and shall not be incorporated by reference into any registration statement or other document filed by us with the SEC, whether made before or after the date of this Annual Report on Form 10-K, regardless of any general incorporation language in such filing, except as shall be expressly set forth by specific reference in such filing.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes included in Part II, Item 8, Financial Statements, of this Annual Report on Form 10-K. The selected consolidated statements of operations data presented below for the years ended December 31, 2019, 2018 and 2017 and the consolidated balance sheet data as of December 31, 2019 and 2018 are derived from our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2019(1)(2)	2018(3)	2017
	(in thousands)
Revenue	$170,198	$68,431	$30,850
Cost of revenue	$46,158	$20,269	$8,312
Gross profit	$124,040	$48,162	$22,538
Loss from operations	$(60,381)	$(34,995)	$(17,042)
Net loss	$(55,270)	$(33,382)	$(16,858)
Net loss attributable to common stockholders	$(55,366)	$(33,544)	$(17,001)
Net loss per share attributable to common stockholders, basic and diluted	$(1.09)	$(2.02)	$(1.18)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	50,930	16,573	14,442

	As of December 31,
	2019(1)(2)(4)	2018(3)	2017

Cash, cash equivalents, and short-term investments	$391,738	$108,928	$61,243
Working capital	$445,632	$121,006	$63,325
Total assets	$560,561	$180,253	$82,045
Deferred revenue, current and noncurrent	$4,599	$2,051	$1,244
Redeemable convertible preferred stock	$—	$236,929	$132,017
Accumulated deficit	$(164,198)	$(113,613)	$(80,231)
Total stockholders’ equity (deficit)	$507,364	$(91,806)	$(66,408)

(1)
For fiscal 2019, we adopted the Accounting Standard Codification (ASC) 606, a new accounting standard related to revenue recognition, using the modified retrospective method to those contracts that were not completed as of adoption date. See Note 2 and Note 3 to the Consolidated Financial Statements for further information.

(2)	In February 2019, we acquired myStrength for a total purchase consideration of $33.5 million and recognized tax benefit of $1.4 million.

(3)	In April 2018, we acquired Retrofit for a total purchase consideration of $18.6 million.

(4)
In July 2019, we completed our initial public offering in which we issued and sold 14,590,050 shares of our common stock at an offering price of $28.00 per share, including 1,903,050 shares of common stock pursuant to the exercise in full of the underwriters' option to purchase additional shares. We received net proceeds of $377.5 million, after deducting underwriting discounts and commission of $28.6 million and offering cost of $2.4 million. Immediately prior to the closing of our IPO, all 58,615,488 shares of our then-outstanding redeemable convertible preferred shares automatically converted into 58,615,488 shares of common stock and we reclassified $237.0 million from temporary equity to additional paid-in capital and into common stock par value on our consolidated balance sheet.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. As discussed in the section titled "Note Regarding Forward-Looking Statements," the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part I, Item 1A in this Annual Report on Form 10-K. Pursuant to the FAST Act Modernization and Simplification of Regulation S-K, discussions related to the changes in results of operations from fiscal year 2018 to fiscal year 2017 have been omitted. Such omitted discussion can be found in our Form S-1, filed December 9, 2019 with the SEC.
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
Our platform, which leverages data science and technology, creates a new kind of personalized experience for people with chronic conditions (our members). This empowers our members to make sustainable behavior changes that lead to better outcomes and lower costs. The Livongo experience makes it easier for our members to stay healthy. We fit into the way our members live, put them in control of managing their condition, and give them an experience that they don’t just like, but love (evidenced by our average Livongo for Diabetes member NPS of +64 as of December 31, 2019).
We currently offer Livongo for Diabetes, which has historically accounted for a substantial portion of our revenue, and we expect that to continue for the next several years, as well as Livongo for Hypertension, Livongo for Prediabetes and Weight Management, and Livongo for Behavioral Health by myStrength.
Our solutions include a smart, cellular-connected device and related testing materials, if applicable, that are sent directly to the member, and member access to a suite of personalized feedback and remote monitoring and coaching services on our platform. We invoice our clients monthly on a per-member or per-solution basis, depending on the solution, and may also charge an upfront fee for the devices. We do not sell member support services separately. As a result, member enrollment and continued usage drives our revenue and we primarily generate revenue not through the upfront fee for our devices, but from the ongoing subscription revenue for our members to access to our integrated solution.
Our agreements have fixed and variable pricing components based on the number of members. This results in a highly predictable revenue stream, which helps us plan for growth and scale. Furthermore, over time, many of our clients make our solutions available to a greater percentage of their employee population, allowing us to both increase enrollment within our existing clients, which we refer to as product intensity, and for the sale of additional solutions to existing clients, which we refer to as product density. Beginning in 2020, we introduced pricing options that provide members with access to multiple solutions in order to enable us to more fully address the health of the whole person. We typically enter into a higher percentage of agreements with new clients, as well as renewal agreements with existing clients, in our third and fourth quarters, which results in higher enrollment launch rates in the first quarter. We believe that this results in part from the timing of open enrollment periods of many of our clients.
We sell to companies of all sizes, including employers, from small businesses to Fortune 500 enterprises, hospital payors government entities, and labor unions. We currently derive a high concentration of our revenue from sales to clients that are self-insured employers, with hospital payors, government entities, and labor unions accounting for a smaller portion of our revenue. As of December 31, 2019 and December 31, 2018, we served 804 and 413 clients, respectively. As of December 31, 2019 and December 31, 2018, we had approximately 222,700 and 113,900 members, respectively, enrolled in our Livongo for Diabetes solution. In addition, we have a growing number of members enrolled in our hypertension, prediabetes and weight management, and behavioral health solutions. Our client and member base are located in the United States. See Note 2 under Part II, Item 8 of this report for information about significant customers and partners which represent 10% or more of our net accounts receivable balance or revenue during the period at each respective consolidated balance sheet date.

We have experienced significant growth since our inception. Our revenue increased $101.8 million, or 149%, to $170.2 million for the year ended December 31, 2019, compared to $68.4 million for the year ended December 31, 2018. We have made significant investments to grow our business, particularly in research and development and sales and marketing. As a result, we have incurred net losses of $55.3 million and $33.4 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $164.2 million.
In July 2019, we completed our IPO and issued and sold 14,590,050 shares at an offering price of $28.00 per share, including 1,903,050 shares pursuant to the exercise in full of the underwriters' option to purchase additional shares. We raised net proceeds of $377.5 million, after deducting underwriting discounts and commissions of $28.6 million and offering costs of approximately $2.4 million. Immediately prior to the closing of our IPO, all 58,615,488 shares of our then-outstanding redeemable convertible preferred shares automatically converted into 58,615,488 shares of common stock and we reclassified $237.0 million from temporary equity to additional paid-in capital and into common stock par value on our consolidated balance sheet.
In December 2019, a novel strain of coronavirus was reported in Wuhan, China. The extent of the impact of the coronavirus outbreak on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our clients and our sales cycles, impact on our marketing efforts, and effect on our suppliers, all of which are uncertain and cannot be predicted. At this point, the extent to which the coronavirus outbreak may materially impact our financial condition, liquidity or results of operations is uncertain. Due to our subscription-based business model, the effect of the coronavirus outbreak may not be fully reflected in our results of operations until future periods, if at all.
Factors Affecting Our Performance
New Client Acquisition. We believe there are significant opportunities for growth as enterprises and individuals seek better ways to manage chronic conditions. We believe our ability to add new clients is a key indicator of our increasing market adoption and future revenue potential. Our client count grew from 413 as of December 31, 2018 to 804 clients as of December 31, 2019, including 120 clients we acquired in connection with our acquisition of myStrength, Inc. completed in February 2019, representing an increase of 95%.
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
Product Intensity and Enrollment. An important component of our revenue growth strategy is to retain our existing clients and members, as well as increase product intensity through growing member enrollment within our client base. We believe we are well-positioned to continue our relationships with existing clients due to the quality of our solutions and member satisfaction with our solutions. Members see real value in our solutions and are satisfied with our offering, which is demonstrated with our average Livongo for Diabetes member NPS of +64 as of December 31, 2019. We work to continually improve our enrollment rate through the use of our AI+AI engine, which provides feedback on successful outreach and engagement strategies. The ability to enroll additional members with chronic conditions represents a significant opportunity for us within our existing clients. Once a client is onboarded, we leverage our AI+AI engine to target and engage with potential new members in an informed manner that drives rapid enrollment and increases our product intensity in these new clients.
We believe that our ability to grow the subscription revenue generated from our existing clients is an indicator of the long-term value of our client relationships for Livongo as a whole. We typically enjoy a high rate of client retention and expansion. We track our performance in this area by measuring our dollar-based net expansion rate, which for clients who had been clients for at least one year was 111.5% and 113.8% for the years ended December 31, 2019 and 2018, respectively. Our dollar-based net expansion rate compares our monthly service revenue from the same set of clients across comparable periods. Our dollar-based net expansion rate equals: (1) the monthly service revenue at the end of a period for a base set of clients from which we generated monthly service revenue two years prior to the date of calculation, divided by (2) the monthly service revenue one year prior to the date of calculation for the same set of clients. Monthly service revenue is calculated as the monthly per participant rate for our Livongo for Diabetes and our Livongo for Hypertension solutions multiplied by the number of members who were active on or used our solution within a certain period of time, as specified in the applicable client’s agreement. Our dollar-based net expansion rate reflects clients who have ceased using our solution. We began tracking dollar-based net expansion rate annually in 2018. Our retention rate for clients who have been with us for at least one year as of December 31, 2019 and 2018 was 94.2% and 95.9%, respectively.
Product Density. While Livongo for Diabetes was our first solution, there is significant overlap in the target members for each of our solutions and we see significant cross-selling opportunities. We currently offer solutions focused on diabetes, hypertension, prediabetes and weight management and behavioral health. We are continuing to invest in expanding our solutions, as well as developing solutions that address other chronic conditions. As we continue to add solutions that address additional chronic conditions to our platform and deepen our product density, we see increased sales opportunities as members often experience multiple chronic conditions simultaneously and could benefit from access to multiple Livongo solutions. Additionally, we see significant opportunities to add new clients and members to our platform as we offer an increasing number of solutions. Beginning in 2020, we introduced pricing options that provide members with access to multiple solutions in order to enable us to more fully address the health of the whole person.
Enhancing and Extending Our Platform. We offer web and mobile resources, empowering members to be active participants in their journey to becoming and staying physically and mentally healthy. Our AI+AI engine constantly assesses which approaches are most effective in helping our members, and we will continue to add to our repertoire as we receive further data and feedback. We expect to continue to invest in research and development to enhance our platform by improving our existing solutions and furthering product density by expanding into solutions for other chronic conditions. Our platform is highly scalable and is built to treat the whole person. We believe our platform can be expanded to address a range of chronic conditions, and we are constantly reviewing areas of improvement and potential density expansion. We are continuing to evaluate other chronic conditions, as well as solutions that are compatible with other payors such as government programs, including Medicare Advantage, Managed Medicaid, Fee for Service Medicare, and Medicaid. In addition to our ongoing investment in research and development, we may also pursue acquisitions of businesses, technologies and assets that complement and expand the functionality of our solutions to other chronic conditions, add to our technology or security expertise, or bolster our leadership position by gaining access to new clients or markets.
Investing in Growth. We expect to continue to focus on long-term revenue growth through investments in sales and marketing and research and development. While we offer our own devices that are compatible with our solutions, we are also working to enhance our offering to integrate existing health monitoring devices and incorporate new technology. We also believe our solutions are well suited for people living with chronic conditions around the globe, and we view international expansion as a longer-term opportunity. In addition, we expect our general and administrative expenses to increase in absolute dollars for the foreseeable future to support our growth. We plan to balance these investments in future growth with a continued focus on managing our expenditures and investing judiciously. Accordingly, in the short term we expect these activities to increase our net losses, but in the long term we anticipate that these investments will positively impact our business and results of operations.
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
Key Metrics
We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following metrics are useful in evaluating our business:

	Year Ended December 31,
	2019	2018
	(dollars in thousands)
Clients	804	413
Enrolled Diabetes Members	222,683	113,854
Estimated Value of Agreements(1)	$284,502	$154,468

(1)	Previously referred to as total contract value.

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
Estimated Value of Agreements. Estimated value of agreements, which we previously referred to as Total Contract Value, is helpful in evaluating our business because it provides some visibility into future revenue. Our new client subscriptions typically have a term of one to three years, and we generally invoice our clients in monthly installments at the end of each month in the subscription period based on the number of members in such month who were active on or used our solution within a certain period of time, as specified in the applicable client’s agreement. We define estimated value of agreements as contractually committed orders to be invoiced under agreements initially entered into during the relevant period. Estimated value of agreements includes agreements entered into with new clients or expansion opportunities entered into with existing clients. Agreements are only counted in estimated value of agreements in the period in which they are entered into, and for purposes of this calculation, we assume an average member enrollment rate. Our estimates include assumptions regarding the total recruitable individuals at a client, commencement of enrollment period, enrollment method, starting enrollment rates, monthly increases to enrollment rates over time, contract length, and client size and industry. Estimates also assume the agreement will not be terminated early and will be serviced for the full term, there are no changes to the total recruitable individuals at a client during the relevant period, and no changes to the per participant per month fee, or PPPM, during the relevant period. Until such time as these amounts are invoiced, which occurs at the end of each month of service, they are not recorded in revenue, deferred revenue, or elsewhere in our consolidated financial statements.
Non-GAAP Financial Measures
We believe that, in addition to our financial results determined in accordance with GAAP, adjusted gross profit, adjusted gross margin, and adjusted EBITDA, all of which are non-GAAP financial measures, are useful in evaluating our business, results of operations, and financial condition.
We adopted the Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) on January 1, 2019 by applying the modified retrospective transition method to all active contracts at the adoption date. Results for the reporting period beginning January 1, 2019 are reported in accordance with ASC 606; however, prior year results were not adjusted and are presented in accordance with ASC 605, Revenue Recognition. As a result of the adoption of the new revenue standard, our adjusted EBITDA for the year ended December 31, 2019 decreased by $0.6 million, primarily attributable to the deferral and amortization of incremental costs to obtain client contracts. The adoption of ASC 606 did not have a material impact on our revenue for the year ended December 31, 2019. See Note 3 under Part II, Item 8 of this report for further disclosure related to ASC 606.

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

	Year Ended December 31,
	2019	2018
	(dollars in thousands)
Gross profit	$124,040	$48,162
Add:
Stock-based compensation expense	151	18
Amortization of intangible assets	1,520	320
Adjusted gross profit	$125,711	$48,500
Adjusted gross margin (as a percentage of revenue)	73.9%	70.9%
Adjusted EBITDA
Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes and in evaluating acquisition opportunities.
We calculate adjusted EBITDA as net loss adjusted to exclude (i) depreciation and amortization, (ii) amortization of intangible assets, (iii) stock-based compensation expense, (iv) acquisition-related expenses, (v) secondary offering costs, (vi) secondary offering related payroll taxes, (vii) change in fair value of contingent consideration, (viii) other income, net, and (ix) provision for (benefit from) income taxes.
The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for the periods presented:

	Year Ended December 31,
	2019	2018
	(in thousands)
Net loss	$(55,270)	$(33,382)
Add:
Depreciation and amortization(1)	3,326	1,263
Amortization of intangible assets	2,585	592
Stock-based compensation expense	32,632	6,332
Acquisition-related expenses(2)	236	354
Secondary offering costs(3)	348	—
Secondary offering related payroll taxes(4)	292	—
Change in fair value of contingent consideration	843	(1,200)
Other income, net(5)	(3,742)	(1,641)
Provision for (benefit from) income taxes	(1,369)	28
Adjusted EBITDA	$(20,119)	$(27,654)
______________

(1)	Depreciation and amortization includes depreciation of property and equipment, amortization of debt discount, and amortization of capitalized internal-use software costs.

(2)	Acquisition-related expenses primarily consist of transaction and transition related fees and expenses, including legal, accounting, and other professional fees.

(3)	Secondary offering costs primarily consist of transaction related fees and expenses incurred in connection with our secondary transaction. We did not receive any proceeds from this offering.

(4)	Secondary offering costs consist of employer portion of payroll taxes associated with the release of equity awards for the secondary offering.

(5)	Other income, net includes interest income, interest expense, and other income (expense).
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
Components of Statements of Operations
We adopted the new revenue standard on January 1, 2019 by applying the modified retrospective transition method to all active contracts at the adoption date. Results for the reporting period beginning January 1, 2019 are reported in accordance with ASC 606; however, prior periods were not adjusted and are presented in accordance with ASC 605. As a result of the adoption of the new revenue standard, our sales and marketing expense increased by $0.7 million, primarily due to the amortization of incremental costs to obtain client contracts. The adoption of ASC 606 did not have a material impact on our revenue for the year ended December 31, 2019. See Note 2 and Note 3 under Part II, Item 8 of this report for further information related to the adoption of ASC 606.
Revenue
The substantial majority of our revenue is derived from monthly subscription fees that are charged based on a PPPM basis, which is determined based on number of active enrolled members each month. Our Livongo for Diabetes, Livongo for Prediabetes and Weight Management, and Livongo for Behavioral Health solutions incorporate the integration of devices used to monitor members’ chronic conditions, supplies and services, including access to our platform. The contract term is generally one to three years, with one year auto-renewal terms. There is usually a six-month minimum enrollment period within our contracts.
Many of our customers can stop their monthly recurring subscription but will be required to pay an early termination fee if the termination occurs during the minimum enrollment period. Additionally, certain of our contracts are subject to pricing adjustments based on various performance metrics including member satisfaction scores, cost savings guarantees and health outcome guarantees.
In most agreements associated with our Livongo for Diabetes, Livongo for Hypertension, and Livongo for Prediabetes and Weight Management solutions, clients primarily pay monthly subscription fees based on a per participant per month model, based on the number of active enrolled members each month. In addition, clients can choose to pay an upfront amount with a lower per participant per month fee. We have determined that access to our solution is a single continuous service comprised of a series of distinct services that are substantially the same and have the same pattern of transfer (i.e. distinct days of service). These services are consumed as they are received and we recognize revenue each month using the variable consideration allocation exception. We apply this exception because we concluded that the nature of our obligations and the variability of the payment being based on the number of active members are aligned.
In most agreements associated with our Livongo for Behavioral Health by myStrength solution, clients either pay a fixed upfront fee or a monthly fee based on the number of members to whom the solution is available. The contract term is generally one to three years, with one year auto-renewal terms. We have determined that access to our solution is a single continuous service comprised of a series of distinct services that are substantially the same and have the same pattern of transfer (i.e. distinct days of service). These services are consumed as they are received and we recognize revenue each month using the variable consideration allocation exception. We apply this exception because we concluded that the nature of our obligations and the variability of the payment terms based on the number of available members are aligned and uncertainty related to the consideration is resolved on a monthly basis as we satisfy our obligations. For certain arrangements where the per-member fee varies as the number of available members changes, we estimate the expected transaction price based on the number of expected members over the term of the arrangement.
In certain legacy arrangements, we derive revenue from the sale of our cellular-connected weight scale and access to the Livongo for Prediabetes and Weight Management solution through the Retrofit platform. When an agreement contains multiple performance obligations, we allocate the transaction price to each performance obligation based on the relative SSP. The determination of SSP is judgmental and is based on the price an entity charges for the same good or service, sold separately in a standalone sale, and sold to similar clients in similar circumstances. We typically price the devices and services within a narrow range to represent SSP. Amounts allocated to the connected device are recognized at a point in time upon delivery of the device. Amounts allocated to the services are recognized as the service is performed.
Although we are in the early stages of selling our newer solutions, we are experiencing client demand to broaden their relationship with Livongo and are seeing add-on orders as well as contracts being executed with multiple solutions.
Our contracts are negotiated directly with the customer or through a partner. We are the principal that controls the transfer of promised goods and services to members with respect to the contracts originated through partners, we have latitude in establishing pricing, and we have inventory risk. In these situations, revenue is recognized on a gross basis and fees paid to partners are recorded as commission expenses as a component of sales and marketing expenses.
Cost of Revenue
Cost of revenue consists of expenses that are closely correlated or directly related to delivery of our solutions and monthly subscription fees, including product costs, data center costs, client support costs, credit card processing fees, allocated overhead costs, amortization of developed technology, and amortization of deferred costs. For our Livongo for Diabetes, Hypertension and Prediabetes and Weight Management solutions, which offer the cellular-connected devices, device costs are deferred and amortized over the shorter of the expected member enrollment period or the expected device life. Certain personnel expenses associated with supporting these functions, such as salaries, bonuses, stock-based compensation expense and benefits, including allocated overhead expenses for facilities, information technology and depreciation expense, are included in cost of revenue. We expect cost of revenue to increase in the foreseeable future in absolute dollars, but decrease as a percentage of revenue over the long term.
Gross Profit and Gross Margin
Gross profit and gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by various factors, including the timing of our acquisition of new clients, renewals of our existing agreements, sales of additional solutions to our existing clients, our product life cycle as we transition into new products, our introduction of new solutions for other chronic conditions, including the costs associated with bringing such new solutions to market, the extent to which we expand our coaching and monitoring features, and the extent to which we can increase the efficiency of our technology through ongoing improvements, cost reduction, and operational efficiency. We expect our gross margin to increase over the long term, although it could fluctuate from period to period depending on the interplay of these and other factors.
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
As a result of stock-based compensation expense related to stock awards, we expect our research and development, sales and marketing, and general and administrative expenses to increase significantly in absolute dollars.
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
Sales and Marketing. Sales and marketing expenses consist of personnel expenses, sales commissions for our direct sales force and our channel partners’ commission expenses, as well as communication, promotional, client conferences, public relations, other marketing events, and allocated overhead costs. Personnel expenses include salaries, bonuses, stock-based compensation expense and benefits for employees and contractors. Prior to the adoption of ASC 606, we expensed sales commissions in the period of sale. Upon our adoption of ASC 606, incremental sales commissions and stock-based compensation associated with costs to acquire clients are amortized to sales and marketing expense over the estimated period of benefit. We intend to continue to make significant investment in our sales and marketing organization to increase our brand awareness, drive additional revenue and expand into new markets. As a result, we expect our sales and marketing expenses to continue to increase in absolute dollars in the foreseeable future. However, we expect our sales and marketing expenses to decrease as a percentage of revenue over the long term, although our sales and marketing expenses may fluctuate as a percentage of revenue from period to period due to the timing and amount of these expenses.
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
Other Income, Net
Other income, net primarily consists of interest income earned from our cash, cash equivalents and short-term investments.
Provision for (Benefit from) Income Taxes
The income tax provision and benefit were primarily due to state and foreign income tax expense, and benefit related to release of the valuation allowance as a result of our acquisitions.
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

Results of Operations
The following tables set forth consolidated statements of operations for the periods indicated and such data as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2019	2018
	(in thousands)
Revenue	$170,198	$68,431
Cost of revenue(1)(2)	46,158	20,269
Gross profit	124,040	48,162
Operating expenses:
Research and development(1)(5)	49,842	24,861
Sales and marketing(1)(2)(5)	78,060	36,433
General and administrative(1)(3)(4)(5)	55,676	23,063
Change in fair value of contingent consideration	843	(1,200)
Total operating expenses	184,421	83,157
Loss from operations	(60,381)	(34,995)
Other income, net	3,742	1,641
Loss before provision for income taxes	(56,639)	(33,354)
Provision for (benefit from) income taxes	(1,369)	28
Net loss	$(55,270)	$(33,382)
______________

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
Cost of revenue	$151	$18
Research and development	8,182	2,188
Sales and marketing	7,659	916
General and administrative	16,640	3,210
Total stock-based compensation expense	$32,632	$6,332
______________

(2)	Includes amortization of intangible assets as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
Cost of revenue	$1,520	$320
Sales and marketing	1,065	272
Total amortization of intangible assets	$2,585	$592
______________

(3)	Includes acquisition-related expenses as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
General and administrative	$236	$354
Total acquisition-related expenses	$236	$354

______________

(4)	Includes secondary offering costs as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
Secondary offering costs	$348	$—
Total secondary offering costs	$348	$—

______________

(5)	Includes secondary offering related payroll taxes as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
Research and development	$30	$—
Sales and marketing	87	—
General and administrative	175	—
Total stock-based compensation expense	$292	$—

	Year Ended December 31,
Percentage of Revenue Data	2019	2018
Revenue	100.0%	100.0%
Cost of revenue	27.1	29.6
Gross profit	72.9	70.4
Operating expenses:
Research and development	29.3	36.3
Sales and marketing	45.9	53.2
General and administrative	32.7	33.7
Change in fair value of contingent consideration	0.5	(1.8)
Total operating expenses	108.4	121.4
Loss from operations	(35.5)	(51.0)
Other income, net	2.2	2.3
Loss before provision for income taxes	(33.3)	(48.7)
Provision for (benefit from) income taxes	(0.8)	—
Net loss	(32.5)%	(48.7)%

Comparison of Years Ended December 31, 2019 and 2018
Revenue

	Year Ended December 31,
	2019	2018	% Change
	(dollars in thousands)
Revenue	$170,198	$68,431	149%
Revenue was $170.2 million for the year ended December 31, 2019 compared to $68.4 million for the year ended December 31, 2018, an increase of $101.8 million, or 149%. The increase in revenue was primarily due to increases in monthly subscription revenue. Total monthly subscription revenue represents approximately 98% of revenue, for the year ended December 31, 2019, compared to 94% of revenue for the year ended December 31, 2018. Growth in revenue is primarily due to growth in enrolled diabetes members, which increased by approximately 109,000 enrolled diabetes members, or 96%, to approximately 222,700 enrolled diabetes members as of December 31, 2019 from approximately 113,900 enrolled diabetes members as of December 31, 2018, along with the addition of monthly subscription revenue from Livongo for Hypertension. Additionally, the growth of Livongo for Prediabetes and Weight Management program and Livongo for Behavioral Health by myStrength solution, from our acquisition of myStrength in February 2019, contributed to the growth of our revenue during the year ended December 31, 2019.
Cost of Revenue

	Year Ended December 31,
	2019	2018	% Change
	(dollars in thousands)
Cost of revenue	$46,158	$20,269	128%
Cost of revenue was $46.2 million for the year ended December 31, 2019, compared to $20.3 million for the year ended December 31, 2018, an increase of $25.9 million, or 128%. The increase in cost of revenue was primarily due to a $16.5 million increase in devices, supplies, cellular and fulfillment costs as a result of growth and increased shipments of Livongo for Diabetes, Livongo for Prediabetes and Weight Management, and Livongo for Hypertension welcome kits. The increase was also driven by a $6.1 million increase in member coaching and support costs to support the growth in enrolled diabetes members, a $1.2 million increase in amortization of intangible assets from the Retrofit and myStrength acquisitions, and a $0.4 million increase in overhead allocation costs.
Gross Profit and Gross Margin

	Year Ended December 31,
	2019	2018	% Change
	(dollars in thousands)
Gross profit	$124,040	$48,162	158%
Gross margin	72.9%	70.4%
Gross profit was $124.0 million for the year ended December 31, 2019 compared to $48.2 million for the year ended December 31, 2018, an increase of $75.9 million, or 158%. The increase in gross profit was the result of an increase in monthly subscription revenue due to the continued addition of new enrolled diabetes members and the expansion into new offerings including Livongo for Behavioral Health by myStrength and Livongo for Prediabetes and Weight Management program. Gross margin was 72.9% for the year ended December 31, 2019 compared to 70.4% for the year ended December 31, 2018. The increase in gross margin was primarily due to better economies of scale, an increase in revenue from the Livongo for Behavioral Health by myStrength solution and our deferral and capitalization of our device costs for hypertension and scales, which will be amortized in future periods.

Operating Expenses
Research and Development

	Year Ended December 31,
	2019	2018	% Change
	(dollars in thousands)
Research and development	$49,842	$24,861	100%
Research and development expenses were $49.8 million for the year ended December 31, 2019 compared to $24.9 million for the year ended December 31, 2018, an increase of $25.0 million, or 100%. The increase in research and development expenses was primarily due to a $11.0 million increase in personnel expenses as a result of increases in headcount, a $6.0 million increase in stock-based compensation expense largely due to the satisfaction of the performance-based vesting condition upon the completion of our IPO in July 2019, a $3.7 million increase in development costs to support the development of new product offerings, a $1.6 million increase in amortization of capitalized internal-use software development costs, and a $1.6 million increase in allocated overhead costs.
Sales and Marketing

	Year Ended December 31,
	2019	2018	% Change
	(dollars in thousands)
Sales and marketing	$78,060	$36,433	114%
Sales and marketing expenses were $78.1 million for the year ended December 31, 2019 compared to $36.4 million for the year ended December 31, 2018, an increase of $41.6 million, or 114%. The increase in sales and marketing expenses was primarily due to a $14.0 million increase in personnel expenses, which is attributable to department headcount growth and a $0.7 million increase as a result of the adoption of ASC 606, partially offset by the capitalization of sales commissions associated with initial contract costs, which will be amortized in future periods. Other increases consisted of a $9.6 million increase in partner commissions due to increased sales activities through our channel partners, a $7.6 million increase in expenses due to marketing campaigns and member outreach efforts, a $6.7 million increase in stock-based compensation expense largely due to the satisfaction of the performance-based vesting condition upon the completion of our IPO in July 2019, a $1.9 million increase in overhead allocation costs, a $1.2 million increase in travel and related expenses, and a $0.8 million increase in amortization expense related to acquired intangible assets.
General and Administrative

	Year Ended December 31,
	2019	2018	% Change
	(dollars in thousands)
General and administrative	$55,676	$23,063	141%
General and administrative expenses were $55.7 million for the year ended December 31, 2019 compared to $23.1 million for the year ended December 31, 2018, an increase of $32.6 million, or 141%. The increase in general and administrative expenses was primarily due to a $13.4 million increase in stock-based compensation expense largely driven by the satisfaction of the performance-based vesting condition upon the completion of our IPO in July 2019, a $7.9 million increase in personnel expenses as a result of department headcount growth, a $7.5 million increase in professional and consulting costs to support our growth and preparation to become a public company, a $2.0 million increase in insurance costs largely attributable to higher premium for public companies, a $1.0 million increase in allocated overhead costs, and a $0.3 million secondary offering costs.

Change in Fair Value of Contingent Consideration

	Year Ended December 31,
	2019	2018	% Change
	(dollars in thousands)
Change in fair value of contingent consideration	$843	$(1,200)	(170)%
The change in fair value of contingent consideration recorded for the year ended December 31, 2019 was attributable to a $1.7 million increase in the fair value of the earn-out contingent consideration associated with the myStrength acquisition, partially offset by a $0.9 million decrease in the fair value of the earn-out contingent consideration associated with the Retrofit acquisition.
Other Income, Net

	Year Ended December 31,
	2019	2018	% Change
	(dollars in thousands)
Other income, net	$3,742	$1,641	128%
Other income, net increased by $2.1 million for the year ended December 31, 2019, compared to the same period ended December 31, 2018, primarily due to additional interest earned on higher cash, cash equivalent, and short-term investments balances as we raised net proceeds of $377.5 million from our IPO in July 2019.
Provision for (Benefit from) Income Taxes

	Year Ended December 31,
	2019	2018	% Change
	(dollars in thousands)
Provision for (benefit from) income taxes	$(1,369)	$28	*
______________

*	Percentage not meaningful
We had a benefit from income taxes of $1.4 million for the year ended December 31, 2019, compared to a provision for income taxes for the year ended December 31, 2018, primarily due to the partial release of a valuation allowance in connection with the myStrength acquisition. The deferred tax liability provided an additional source of taxable income to support the realizability of pre-existing deferred tax assets.
Some of the information required by this Item is set forth under the heading “Comparison of Year Ended December 31, 2017 and 2018” in our Form S-1 filed with the SEC on December 9, 2019, and is incorporated herein by reference.
Liquidity and Capital Resources
As of December 31, 2019, we had cash and cash equivalents of $241.7 million and short-term investments of $150.0 million. Our cash and cash equivalents primarily consist of highly liquid investments in money market funds and cash. Our short-term investments consist of certificates of deposit with an initial maturity of twelve months or less. Since our inception, we have generated significant operating losses from our operations as reflected in our accumulated deficit of $164.2 million as of December 31, 2019 and negative cash flows from operations.
In July 2019, we completed our IPO and issued and sold 14,590,050 shares at an offering price of $28.00 per share, including 1,903,050 shares pursuant to the exercise in full of the underwriters' option to purchase additional shares. We received net proceeds of $377.5 million, after deducting underwriting discounts and commissions of $28.6 million and offering costs of approximately $2.4 million. Immediately prior to the closing of the IPO, all 58,615,488 shares of our then-outstanding redeemable convertible preferred stock automatically converted into 58,615,488 shares of common stock and we reclassified $237.0 million from redeemable convertible preferred stock to additional paid-in capital and into common stock on our consolidated balance sheet.
Prior to our IPO, we financed our operations principally through private placements of our equity securities and payments received from clients whose employees and dependents access our solutions.

In July 2019, we entered into a loan and security agreement with SVB. The agreement provides a secured revolving loan facility in an aggregate principal amount of up to $30.0 million. Revolving loans under this facility bear interest at a floating rate equal to the greater of (i) 5.25% or (ii) the prime rate published in the Wall Street Journal, minus 0.25%. Interest on the revolving loans is due and payable monthly in arrears. The maturity date of any revolving loan is July 2022. Our obligations under the loan and security agreement are secured by a security interest on substantially all of our assets, excluding our intellectual property. The loan and security agreement contains a financial covenant along with covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock, and make investments, in each case subject to certain exceptions. The loan and security agreement also contains customary events of default, upon which SVB may declare all or a portion of our outstanding obligations payable to be immediately due and payable. There were no amounts outstanding under the loan and security agreement as of December 31, 2019.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(59,396)	$(33,040)
Net cash used in investing activities	$(182,879)	$(23,784)
Net cash provided by financing activities	$376,176	$104,408
Cash Flows from Operating Activities
Our largest source of operating cash flows is cash collections from our clients for access to our solutions. Our primary use of cash from operating activities is for personnel-related expenditures to support the growth of our business.
Net cash used in operating activities during the year ended December 31, 2019 of $59.4 million was attributable to a $55.3 million net loss, adjusted for $38.8 million of non-cash adjustments and $43.0 million of net cash outflow from changes in operating assets and liabilities. The non-cash adjustments primarily consist of $32.6 million of stock-based compensation expense, $3.3 million of depreciation and amortization, $2.6 million of amortization of intangible assets, $0.9 million in change of accounts receivable allowance, and $0.8 million of change in fair value of contingent consideration, partially offset by $1.4 million of deferred income taxes related benefit. The net cash outflow from changes in operating assets and liabilities is primarily the result of an increase of $23.8 million in accounts receivable due to more billings and timing of collections, an increase in inventory of $20.0 million driven by enrollment growth, an increase of $8.6 million in deferred costs largely due to the capitalization and amortization of our device costs, and a $4.5 million increase in prepaid and other assets largely due to insurance prepayments, partially offset by an increase of $10.0 million in accounts payable, accrued expenses and other liabilities, an increase of $2.8 million in advance payments from a partner, and a $1.1 million increase in deferred revenue.

Net cash used in operating activities during the year ended December 31, 2018 of $33.0 million was attributable to a $33.4 million net loss, adjusted for $7.5 million of non-cash adjustments and $7.1 million of net cash outflow from changes in operating assets and liabilities. The non-cash adjustments primarily consist of $6.3 million of stock-based compensation expense and $1.9 million of depreciation and amortization, partially offset by a $1.2 million change in fair value of contingent consideration. The net cash outflow from changes in operating assets and liabilities is primarily the result of an increase of $9.2 million in accounts receivable due to higher billings and timing of collections, an increase of $6.0 million in inventories due to the launch of our new hypertension devices and to support our revenue growth, an increase of $4.5 million in deferred costs as our upfront device sales have increased, and an increase of $1.9 million of prepaid expenses and other assets, partially offset by an increase of $10.8 million in accounts payable, accrued expenses and other liabilities, and an increase of $3.0 million in advance payments from partner.
Cash Flows from Investing Activities
Net cash used in investing activities during the year ended December 31, 2019 of $182.9 million was primarily attributable to a purchase of short-term investment of $150.0 million, a $27.4 million net payment for the myStrength acquisition, $5.2 million in capitalized internal-use software costs, and $2.0 million in capital expenditures to support our growth, partially offset by $1.8 million of proceeds from the release of the escrow deposit related to the Retrofit acquisition.
Net cash used in investing activities during the year ended December 31, 2018 of $23.8 million was primarily attributable to the $19.3 million net payment for the Retrofit acquisition and the related escrow deposit, $3.6 million in capitalized internal-use software costs, and $1.0 million in capital expenditures for new and upgraded back office systems, including enterprise resource planning software, to support our growth.
Cash Flows from Financing Activities
Net cash used in financing activities during the year ended December 31, 2019 of $376.2 million was attributable to $377.8 million received from our IPO, net of offering costs paid, net proceeds from exercise of stock options of $3.1 million, partially offset by $3.7 million of contingent-earn out liability payments for the myStrength and Retrofit acquisitions, and $1.0 million of taxes paid related to net share settlement of vested equity awards.
Net cash provided by financing activities during the year ended December 31, 2018 of $104.4 million was primarily attributable to $104.8 million of net proceeds from the issuance of our Series E redeemable convertible preferred stock and $1.7 million of proceeds from the exercise of stock options, partially offset by $2.0 million of deferred acquisition payments related to our acquisition of Diabeto Inc.
Contractual Obligations and Other Commitments
The following table summarizes our contractual obligations as of December 31, 2019:

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)
Operating lease obligations	$3,945	$10,365	$6,978	$3,068	$24,356
Non-cancelable purchase commitments	$1,376	$1,744	$—	$—	$3,120
The operating lease obligation amounts above exclude sublease income of $0.2 million as of December 31, 2019. Purchase orders issued in the ordinary course of business are not included in the table above, as our purchase orders are generally fulfilled within short time periods.
Non-cancelable purchase commitments as of December 31, 2019 related to our cloud-based software contracts.
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

Critical Accounting Policies and Estimates
Our consolidated financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, as well as related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.
The critical accounting estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described below.
Revenue Recognition
The substantial majority of our revenue is derived from monthly subscription fees that are recognized as services are rendered and earned under the subscription agreements with clients. Clients are business entities, such as health plans, self-insured plans, and government entities, that have contracted with us to offer the Livongo solution to their covered lives. Client’s employees or their covered dependents enrolled in the Livongo program are referred to as members. Clients are our customers.
There is usually a six-month minimum enrollment period for members. Many of our customers can stop their monthly recurring subscription but will be required to pay an early termination fee if the termination occurs during the minimum enrollment period.
We sell to our clients through our direct sales force and through our partners (channel partners, pharmacy benefit managers, and resellers). We are the principal that controls the transfer of promised goods and services to members with respect to contracts originated through partners, that are the subject of the arrangement with the client, we have latitude in establishing pricing, and we have inventory risk. In these situations, revenue is recognized on a gross basis, and fees paid to partners are recorded as commissions expense included in sales and marketing expenses in the consolidated statements of operations.
Revenue Recognition Policy from January 1, 2019
On January 1, 2019, we adopted the requirements of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”). ASC 606 establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The adoption of ASC 606 also requires the adoption of ASC Subtopic 340-40, Other Assets and Deferred Costs-Contracts with Customers, which provides for the deferral of certain incremental costs of obtaining a contract with a customer. Collectively, references to ASC 606 used herein refer to both ASC 606 and Subtopic 340-40. The core principle of ASC 606 is to recognize revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration the entity expects to be entitled in exchange for those goods or services. This principle is achieved through applying the following five-step approach:

•	Identification of the contract, or contracts, with a client.

•	Identification of the performance obligations in the contract.

•	Determination of the transaction price.

•	Allocation of the transaction price to the performance obligations in the contract.

•	Recognition of revenue when, or as, we satisfy a performance obligation.
We improve member health results and reduce healthcare costs by providing an overall health management solution through the integration of Livongo devices, supplies, access to our web-based platform, and clinical and data services. We believe that our overall promise to our customers is to improve member health results and reduce healthcare costs, and the delivery of this promise would not be possible without the integration of Livongo devices, supplies, access to our web-based platform, and clinical and data services. The promises to transfer the goods and services are not separately identifiable as we provide a significant service of integrating the goods and services provided by us (i.e. inputs) into a combined output (i.e. member behavior modifications) that result in the fulfillment of our promise to our customers.
In most agreements associated with our Livongo for Diabetes, Livongo for Hypertension, and Livongo for Prediabetes and Weight Management solutions, clients primarily pay monthly subscription fees based on a per participant per month model, based on the number of active enrolled members each month. In addition, clients can choose to pay an upfront amount with a lower per participant per month fee. We have determined that access to our solution is a single continuous service comprised of a series of distinct services that are substantially the same and have the same pattern of transfer (i.e. distinct days of service). These services are consumed as they are received and we recognize revenue each month using the variable consideration allocation exception. We apply this exception because we concluded that the nature of our obligations and the variability of the payment being based on the number of active members are aligned and uncertainty related to the consideration is resolved on a monthly basis as we satisfy our obligations.
In most agreements associated with our Livongo for Behavioral Health by myStrength solution, clients either pay a fixed upfront fee or a monthly fee based on the number of members to whom the solution is available. The contract term is generally one to three years, with one year auto-renewal terms. We have determined that access to our solution is a single continuous service comprised of a series of distinct services that are substantially the same and have the same pattern of transfer (i.e. distinct days of service). These services are consumed as they are received and we recognize revenue in each month using the variable consideration allocation exception. We apply this exception because we concluded that the nature of our obligations and the variability of the payment based on the number of available members are aligned and uncertainty related to the consideration is resolved on a monthly basis as we satisfy our obligations. For certain arrangements where the per-member fee varies as the number of available members changes, we estimate the expected transaction price based on the number of expected members over the term of the arrangement.
In certain legacy arrangements, we derive revenue from the sale of our cellular-connected weight scale and access to the Livongo for Prediabetes and Weight Management solution through the Retrofit platform. When an agreement contains multiple performance obligations, we allocate the transaction price to each performance obligation based on the relative SSP. The determination of SSP is judgmental and is based on the price an entity charges for the same good or service, sold separately in a standalone sale, and sold to similar clients in similar circumstances. We typically price the devices and services within a narrow range and has estimated that contractual amounts to represent SSP. Amounts allocated to the connected device are recognized when control transfers, which is at the point in time upon delivery of the device. Amounts allocated to the services are recognized as the service is performed.
Certain of our client contracts are subject to pricing adjustments based on various performance metrics, such as member satisfaction scores, cost savings guarantees and health outcome guarantees, which if not met typically require us to refund a portion of the per participant per month fee paid. We estimate the amount of variable consideration we expect to refund to our clients under these arrangements and defer that estimate over the term of the arrangement. Such estimate is judgmental and the actual refund or amount recognized as revenue may vary from our estimate.
Certain of our contractual agreements with clients contain a most-favored nation clause, pursuant to which we represent that the price charged and the terms offered to the client will be no less favorable than those made available to other clients. We historically have not been required to modify the transaction price as a result of these clauses; in the event a most-favored nation clause is expected to be triggered, we will reassess the expected transaction price in accordance with ASC 606.
We applied the practical expedient to not disclose information about contracts with original expected duration of one year or less, amounts of variable consideration attributable to the variable consideration allocation exception, or contract renewals that are unexercised. We also applied the practical expedient to exclude sales and other indirect taxes when measuring the transaction price.
Deferred Costs and Other
Deferred costs and other consist of deferred device costs, deferred contract costs, and deferred execution credits. Deferred device costs consist of cost of inventory incurred in connection with delivery of services that are deferred and amortized over the shorter of the expected member enrollment period or the expected device life which are recorded as cost of revenue.
Deferred contract costs represent the incremental costs of obtaining a contract with a client if we expect to recover such costs. The primary example of our costs to obtain a contract include the incremental sales commissions and stock-based compensation to our sales organization. Capitalized contract costs are deferred and then amortized on a straight-line basis over a period of benefit that has been determined to be four years. We determined the period of benefit by taking into consideration the length of client contracts, contract renewal rates, the useful life of developed technology and other factors. Amortization expense is included in sales and marketing expenses in the consolidated statement of operations.
Deferred costs and other that are to be amortized with twelve months are recorded to deferred costs and other, current and the remainder is recorded to deferred costs and other, non-current on our consolidated balance sheets.
Stock-Based Compensation
We account for stock-based compensation awards, including stock options, restricted stock awards, and RSUs, based on their estimated grant date fair value. We estimate the fair value of our stock options using the Black-Scholes option-pricing model. We estimate the fair value of stock options with a market-based vesting condition using the Monte Carlo simulation model. We estimate the fair value of our restricted stock awards and RSUs based on the fair value of the underlying common stock.
We recognize fair value of stock options, which vest based on continued service, on a straight-line basis over the requisite service period, which is generally four years.
Determining the grant date fair value of options using the Black-Scholes option pricing model requires management to make assumptions and judgments. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously. The assumptions and estimates are as follows:

•	Fair Value of Common Stock - The absence of an active market for our common stock prior to our IPO required us to estimate the fair value of our common stock. See “Common Stock Valuations” below.

•
Expected Term - The expected term represents the period that the stock-based awards are expected to be outstanding. We determine the expected term using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options. For stock options granted to non-employees, the expected term equals the remaining contractual term of the option from the vesting date.

•
Expected Volatility - As we had no trading history for our common stock when we granted our option awards prior to our IPO, the expected volatility was estimated by taking the average historic price volatility for industry peers, consisting of several public companies in our industry that are either similar in size, stage, or financial leverage, over a period equivalent to the expected term of the awards.

•
Risk-Free Interest Rate - The risk-free interest rate is calculated using the average of the published interest rates of U.S. Treasury zero-coupon issues with maturities that are commensurate with the expected term.

•	Dividend Yield - The dividend yield assumption is zero, as we have no history of, or plans to make, dividend payments.
The following assumptions were used for the Black-Scholes option pricing model for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Expected term (years)	n/a	6.0-6.8	6.3
Expected volatility	n/a	36.6%-38.7%	37.1%
Risk-free interest rate	n/a	2.8%-2.9%	2.0%-2.3%
Dividend yield	n/a	—%	—%
No options were granted during the year ended December 31, 2019.
For awards granted that contain market-based and service-based vesting conditions, we used a Monte Carlo simulation model which utilizes multiple variables to simulate a range of our possible future enterprise value. The determination of the estimated grant date fair value of these awards is affected by a number of assumptions including our estimated common stock fair value on the grant date, expected volatilities of our common stock, our risk-free interest rate, and dividend yield. We recognize stock-based compensation expense for these awards on an accelerated basis over the longer of the explicit service period or the derived service period.
The following assumptions were used for the Monte Carlo simulation model for the periods presented:

	Year Ended December 31,
	2019	2018
Expected term (years)	10.0	9.6 - 10.0
Expected volatility	59.0%	60.0% - 64.0%
Risk-free interest rate	2.8%	2.6% - 2.9%
Dividend yield	—%	—%
Restricted Stock Units
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
Subsequent to our IPO in July 2019, we grant restricted stock units to our executives, employees and consultants that only contain service-based vesting conditions ("RSUs"). The service-based vesting condition is generally satisfied over four years on a quarterly basis, with each 1/16 vesting on prefixed quarterly vesting anchor dates, subject to the grantee’s continued service with us through the vesting dates.
During the year ended December 31, 2019, $24.1 million of stock-based compensation expense related to performance RSUs and RSUs was recognized in our consolidated statement of operations.
In January 2019, we granted restricted stock units covering 982,301 shares to an executive that contain only service-based vesting conditions over a four year period and recognized stock-based compensation expense of $4.1 million during 2019. In addition, we granted restricted stock units covering 491,151 shares that immediately vested on the grant date and recognized $3.8 million of stock-based compensation expense in our consolidated statements of operations for the year ended December 31, 2019.
During the year ended December 31, 2019, we issued restricted stock units covering 225,000 shares with only service-based vesting conditions to the board of directors, which will be satisfied in quarterly installments through May 25, 2021. We also issued other performance-based restricted stock units covering 100,000 shares which consist of both service- and performance-based vesting conditions including both the achievement of certain sales milestones and our IPO. The service-based vesting condition will be satisfied over four years from the date the sales milestones are met. The performance-based vesting condition is satisfied upon both the achievement of certain sales milestones and our IPO. Stock-based compensation expense related to these restricted stock units that are expected to vest was $0.3 million during the year ended December 31, 2019.
Common Stock Valuations
Prior to the completion of our IPO, the fair value of the common stock underlying our stock awards was determined by our board of directors. The valuations of our common stock prior to the completion of our IPO were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. In the absence of a public trading market, our board of directors, with input from management, exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of our common stock as of the date of each option grant, including the following factors:

•	contemporaneous valuations performed by third-party valuation firms;

•	the prices, rights, preferences, and privileges of our redeemable convertible preferred stock relative to those of our common stock;

•	the prices of redeemable convertible preferred stock sold by us to third-party investors in arms-length transactions;

•	the lack of marketability of our common stock;

•	our actual operating and financial performance;

•	current business conditions and projections;

•	our history and the timing of the introduction of new solutions and services;

•	our stage of development;

•	the likelihood of achieving a liquidity event, such as an initial public offering or a merger or acquisition of our business given prevailing market conditions;

•	recent secondary stock transactions;

•	the market performance of comparable publicly-traded companies; and

•	U.S. market conditions.
For all approaches other than the market approach utilizing secondary transactions in our capital stock, the equity value was allocated among the various classes of our equity securities to derive a per share value of our common stock. We historically performed this allocation using the option pricing method, or OPM, which treats the securities comprising our capital structure as call options with exercise prices based on the liquidation preferences of our various series of redeemable convertible preferred stock and the exercise prices of our options and warrants.
We performed this allocation using a probability-weighted expected return method, or PWERM. The PWERM involves the estimation of the value of our company under multiple future potential outcomes for us, and estimates of the probability of each potential outcome. The per share value of our common stock determined using the PWERM is ultimately based upon probability-weighted per share values resulting from the various future scenarios, which primarily included an initial public offering or continued operation as a private company. Additionally, the PWERM was combined with the OPM to determine the value of the securities comprising our capital structure in certain of the scenarios considered in the PWERM. In certain scenarios of the PWERM, the OPM was used to allocate value to the various securities comprising our capital structure.
In addition, we also considered any secondary transactions involving our capital stock. In our evaluation of such transactions, we considered the facts and circumstances of each such transaction to determine the extent to which they represented a fair value exchange. Factors considered include transaction volume, timing, whether such transactions occurred among willing and unrelated parties, and whether such transactions involved investors with access to our financial information.
After the equity value is determined and allocated to the various classes of shares, a discount for lack of marketability, or DLOM, is applied to arrive at the fair value of the common stock. A DLOM is meant to account for the lack of marketability of a stock that is not traded on public exchanges. For financial reporting purposes, we considered the amount of time between the valuation date and the grant date of our stock options to determine whether to use the latest common stock valuation or a straight-line interpolation between the two valuation dates. This determination included an evaluation of whether the subsequent valuation indicated that any significant change in valuation had occurred between the previous valuation and the grant date.
Following our IPO, we rely on the closing price of our common stock as reported on the date of grant to determine the fair value of our common stock, as shares of our common stock are traded in the public market.

Business Combinations and Valuation of Goodwill and Other Acquired Intangible Assets
We have completed a number of acquisitions of other businesses in the past and may acquire additional businesses or technologies in the future. The results of businesses acquired in a business combination are included in our consolidated financial statements from the date of acquisition. We allocate the purchase price, which is the sum of the consideration provided in a business combination to the identifiable assets and liabilities of the acquired business at their acquisition date fair values. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates and selection of comparable companies.
When we issue stock-based or cash awards to an acquired company’s shareholders, we evaluate whether the awards are consideration or compensation for post-acquisition services. The evaluation includes, among other things, whether the vesting of the awards is contingent on the continued employment of the acquired company’s stockholders beyond the acquisition date. If continued employment is required for vesting, the awards are treated as compensation for post-acquisition services and recognized as expense over the requisite service period.
To date, the assets acquired, and liabilities assumed in our business combinations have primarily consisted of goodwill and finite-lived intangible assets, consisting primarily of developed technology, customer relationships and trade names. The estimated fair values and useful lives of identifiable intangible assets are based on many factors, including estimates and assumptions of future operating performance and cash flows of the acquired business, the nature of the business acquired, and the specific characteristics of the identified intangible assets. The estimates and assumptions used to determine the fair values and useful lives of identified intangible assets could change due to numerous factors, including market conditions, technological developments, economic conditions and competition. In connection with determination of fair values, we may engage a third-party valuation specialist to assist with the valuation of intangible and certain tangible assets acquired and certain assumed obligations.
Acquisition-related transaction costs incurred by us are not included as a component of consideration transferred but are accounted for as an operating expense in the period in which the costs are incurred.
Capitalized Internal-Use Software Costs
Costs incurred to develop and modify software and our platform for internal use, including costs related to the development of software for our connected devices are capitalized and included in property and equipment on our consolidated balance sheets. We estimate the costs that are related to planning, evaluation, application development stages of our internal-use software development projects. Costs incurred during the preliminary planning and evaluation stage of the project and repairs and maintenance are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. Capitalized internal-use software costs are amortized on a straight-line basis over their estimated useful lives of three years.
Income Taxes
We report income taxes in accordance with Accounting Standards Codification, or ASC, 740, Income Taxes, which requires us to use the asset and liability method, requiring the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.
We recognize tax benefits from uncertain tax positions if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Although we believe we have adequately provided for our uncertain tax positions, we can provide no assurance that the final tax outcome of these matters will not be materially different. We adjust these allowances when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements Adopted
For more information on recently issued accounting pronouncements, see Note 2 to our consolidated financial statements covered under Part II, Item 8 of this Annual Report on Form 10-K.
New Accounting Pronouncements Not Yet Adopted
For more information on new accounting pronouncements not yet adopted, see Note 2 to our consolidated financial statements covered under Part II, Item 8 in this Annual Report on Form 10-K.
Emerging Growth Company Status
We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. In particular, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period and, as a result, we may not adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies until required by private company accounting standards.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations primarily within the United States and we are exposed to market risk in the ordinary course of our business.
Interest Rate Risk
As of December 31, 2019, we had cash, cash equivalents, and restricted cash of $243.0 million and short-term investment of $150.0 million. Our cash, cash equivalents, short-term investment, and restricted cash are held in cash deposits, money market funds and certificates of deposit. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a significant effect on the fair value of our investment portfolio. Declines in interest rates, however, would reduce our future interest income.
Foreign Currency Risk
Our revenue and expenses are primarily denominated in U.S. dollars. For the year ended December 31, 2019, we had immaterial foreign exchange transactions. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant. For business conducted outside of the United States, we may have both revenue and costs incurred in the local currency of the subsidiary, creating a partial natural hedge. Changes to exchange rates therefore have not had a significant impact on the business to date; however, we will continue to reassess our foreign exchange exposure as we continue to grow our business globally. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results.
As of December 31, 2019, our cash, cash equivalents, short-term investments, and restricted cash were primarily denominated in U.S. dollars. A 10% increase or decrease in current exchange rates would not materially affect our cash, cash equivalents, short-term investment and restricted cash balances.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Livongo Health, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Livongo Health, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers in 2019.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 23, 2020
We have served as the Company’s auditor since 2016.

LIVONGO HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$241,738	$108,928
Short-term investments	150,000	—
Accounts receivable, net of allowance for doubtful accounts of $1,245 and $575 as of December 31, 2019 and 2018, respectively	40,875	16,623
Inventories	28,983	8,934
Deferred costs and other, current	16,051	6,022
Prepaid expenses and other current assets	9,860	4,935
Total current assets	487,507	145,442
Property and equipment, net	10,354	5,837
Restricted cash, noncurrent	1,270	179
Goodwill	35,801	15,709
Intangible assets, net	16,469	5,154
Deferred costs and other, noncurrent	5,700	2,447
Other noncurrent assets	3,460	5,485
TOTAL ASSETS	$560,561	$180,253
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,362	$6,377
Accrued expenses and other current liabilities	27,801	16,152
Deferred revenue, current	3,945	1,614
Advance payments from partner, current	1,767	293
Total current liabilities	41,875	24,436
Deferred revenue, noncurrent	654	437
Advance payment from partner, noncurrent	7,754	6,432
Other noncurrent liabilities	2,914	3,825
TOTAL LIABILITIES	53,197	35,130
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock, par value of $0.001 per share; zero and 58,615 shares authorized, issued and outstanding as of December 31, 2019 and 2018, respectively; aggregate liquidation preference of zero and $237,650 as of December 31, 2019 and 2018, respectively	—	236,929
Stockholders’ equity (deficit):
Preferred stock, par value of $0.001 per share; 100,000 and zero shares authorized as of December 31, 2019 and 2018, respectively; zero shares issued and outstanding as of December 31, 2019 and 2018, respectively	—	—
Common stock, par value of $0.001 per share; 900,000 and 99,250 shares authorized as of December 31, 2019 and 2018, respectively; 95,301 and 17,691 shares issued and outstanding as of December 31, 2019 and 2018, respectively	95	18
Additional paid-in capital	671,467	21,789
Accumulated deficit	(164,198)	(113,613)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	507,364	(91,806)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)	$560,561	$180,253
The accompanying notes are an integral part of these consolidated financial statements.

LIVONGO HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue	$170,198	$68,431	$30,850
Cost of revenue	46,158	20,269	8,312
Gross profit	124,040	48,162	22,538
Operating expenses:
Research and development	49,842	24,861	12,028
Sales and marketing	78,060	36,433	16,502
General and administrative	55,676	23,063	11,050
Change in fair value of contingent consideration	843	(1,200)	—
Total operating expenses	184,421	83,157	39,580
Loss from operations	(60,381)	(34,995)	(17,042)
Other income, net	3,742	1,641	123
Loss before provision for income taxes	(56,639)	(33,354)	(16,919)
Provision for (benefit from) income taxes	(1,369)	28	(61)
Net loss	$(55,270)	$(33,382)	$(16,858)
Accretion of redeemable convertible preferred stock	(96)	(162)	(143)
Net loss attributable to common stockholders	$(55,366)	$(33,544)	$(17,001)
Net loss per share attributable to common stockholders, basic and diluted	$(1.09)	$(2.02)	$(1.18)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	50,930	16,573	14,442
The accompanying notes are an integral part of these consolidated financial statements.

LIVONGO HEALTH, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Redeemable Convertible Preferred Stock		Common Stock				Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares		Amount
Balance as of January 1, 2017	34,186	$79,528	14,233		$14		$10,452	$(63,373)	$(52,907)
Issuance of Series D redeemable convertible preferred stock, net of issuance costs of $154	11,774	52,346	—		—		—	—	—
Accretion of redeemable convertible preferred stock	—	143	—		—		(143)	—	(143)
Exercise of common stock warrants	—	—	361		1		285	—	286
Issuance of common stock upon exercise of stock options	—	—	1,372		1		1,068	—	1,069
Issuance of restricted stock awards	—	—	1,064		1		(1)	—	—
Stock-based compensation expense	—	—	—		—		2,145	—	2,145
Net loss	—	—	—		—		—	(16,858)	(16,858)
Balance as of December 31, 2017	45,960	132,017	17,030		17		13,806	(80,231)	(66,408)
Issuance of Series E redeemable convertible preferred stock, net of issuance costs of $250	12,655	104,750	—		—		—	—	—
Accretion of redeemable convertible preferred stock	—	162	—		—		(162)	—	(162)
Issuance of common stock upon exercise of stock options, net	—	—	1,415		2		1,656	—	1,658
Cancellation of restricted stock awards	—	—	(754)		(1)		1	—	—
Stock-based compensation expense	—	—	—		—		6,488	—	6,488
Net loss	—	—	—		—		—	(33,382)	(33,382)
Balance as of December 31, 2018	58,615	236,929	17,691		18		21,789	(113,613)	(91,806)
Cumulative effect adjustment from adoption of ASC 606	—	—	—	—	—	—	—	4,685	4,685
Accretion of redeemable convertible preferred stock	—	96	—		—		(96)	—	(96)
Conversion of redeemable convertible preferred stock to common stock	(58,615)	(237,025)	58,615		59		236,966	—	237,025
Issuance of common stock upon IPO, net of issuance costs	—	—	14,590		14		377,487	—	377,501
Issuance of common stock upon exercise of stock options	—	—	2,767		2		3,094	—	3,096
Issuance of restricted stock awards	—	—	982		1		(1)	—	—
Issuance of common stock upon releasing of restricted stock units and performance restricted stock units	—	—	601		1		(1)	—	—
Tax withholding on releasing of equity awards	—	—	(35)		—		(1,035)	—	(1,035)
Issuance of common stock upon exercise of warrants	—	—	90		—		60	—	60
Stock-based compensation expense	—	—	—		—		33,204	—	33,204
Net loss	—	—	—		—		—	(55,270)	(55,270)
Balance as of December 31, 2019	—	$—	95,301		$95		$671,467	$(164,198)	$507,364
The accompanying notes are an integral part of these consolidated financial statements.

LIVONGO HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(55,270)	$(33,382)	$(16,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,326	1,263	364
Amortization of intangible assets	2,585	592	12
Loss on disposal of property and equipment	—	3	7
Change in fair value of contingent consideration	843	(1,200)	—
Provision for doubtful accounts	854	476	(41)
Stock-based compensation expense	32,632	6,332	2,118
Deferred income taxes	(1,396)	—	—
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable, net	(23,769)	(9,174)	(5,391)
Inventories	(20,049)	(5,963)	(1,465)
Deferred costs and other	(8,611)	(4,475)	(3,994)
Prepaid expenses and other assets	(4,476)	(1,911)	(617)
Accounts payable	1,986	2,562	2,488
Accrued expenses and other liabilities	8,011	8,286	2,650
Deferred revenue	1,142	595	1,042
Advance payments from partner	2,796	2,956	3,769
Net cash used in operating activities	(59,396)	(33,040)	(15,916)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,995)	(954)	(416)
Capitalized internal-use software costs	(5,199)	(3,562)	(1,461)
Purchase of short-term investments	(150,000)	—	—
Acquisitions, net of cash acquired	(27,435)	(12,268)	(598)
Change in escrow deposit	1,750	(7,000)	—
Net cash used in investing activities	(182,879)	(23,784)	(2,475)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	377,787	—	—
Proceeds from exercise of stock options, net of repurchases	3,096	1,658	1,069
Proceeds from exercise of common stock warrants	60	—	286
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	104,750	52,346
Payment of deferred purchase consideration	—	(2,000)	—
Payments of contingent consideration	(3,732)	—	—
Taxes paid related to net share settlement of equity awards	(1,035)	—	—
Repayments on long-term debt	—	—	(4,306)
Net cash provided by financing activities	376,176	104,408	49,395
Net increase in cash, cash equivalents, and restricted cash	133,901	47,584	31,004
Cash, cash equivalents, and restricted cash, beginning of period	109,107	61,523	30,519
Cash, cash equivalents, and restricted cash, end of period	$243,008	$109,107	$61,523
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$241,738	$108,928	$61,243
Restricted cash	1,270	179	280
Total cash, cash equivalents, and restricted cash, end of period	$243,008	$109,107	$61,523

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$—	$66

	Year Ended December 31,
	2019	2018	2017
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accretion of redeemable convertible preferred stock	$96	$162	$143
Conversion of redeemable convertible preferred stock to common stock	$237,025	$—	$—
Purchases of property and equipment included in accounts payable and accrued expenses and other liabilities	$160	$20	$37
Contingent consideration liability related to Retrofit acquisition	$—	$6,204	$—
Contingent consideration liability related to myStrength acquisition	$3,300	$—	$—
Unpaid initial public offering issuance costs	$286	$—	$—
Capitalized internal-use software costs in accounts payable and accrued expenses and other liabilities	$11	$299	$149
The accompanying notes are an integral part of these consolidated financial statements.

LIVONGO HEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business
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
Initial Public Offering
In July 2019, we completed our initial public offering ("IPO") in which we issued and sold 14,590,050 shares of our common stock at an offering price of $28.00 per share, including 1,903,050 shares of common stock pursuant to the exercise in full of the underwriters' option to purchase additional shares. We received net proceeds of $377.5 million, after deducting underwriting discounts and commissions of $28.6 million and offering costs of $2.4 million. Offering costs were capitalized and consisted of fees and expenses incurred in connection with the sale of our common stock in the IPO, including the legal, accounting, printing and other IPO-related costs. Upon completion of the IPO, these deferred offering costs were reclassified to stockholders’ equity and recorded against the proceeds from the offering. Immediately prior to the closing of the IPO, all 58,615,488 shares of our then-outstanding redeemable convertible preferred stock automatically converted into 58,615,488 shares of common stock at their respective conversion ratios and we reclassified $236.9 million of redeemable convertible preferred stock to additional paid-in capital and $0.1 million to common stock on our consolidated balance sheet.
Reverse Stock Split
In June 2019, our board of directors and stockholders approved a 1-for-2 reverse stock split of our common stock and redeemable convertible preferred stock, which was effected on June 27, 2019 pursuant to an amendment to our amended and restated certificate of incorporation. The par value of the common stock and redeemable convertible preferred stock was not adjusted as a result of the reverse stock split. All references to redeemable convertible preferred stock, common stock, options to purchase common stock, restricted stock awards, restricted stock units, common stock warrants, per share data, and related information included in the accompanying consolidated financial statements have been adjusted to reflect this reverse stock split for all periods presented.
Liquidity and Capital Resources
We have incurred losses since inception. As of December 31, 2019, we had an accumulated deficit of $164.2 million. We incurred a net loss of $55.3 million and used $59.4 million of cash in operating activities during the year ended December 31, 2019. We incurred a net loss of $33.4 million and used $33.0 million in operating activities during the year ended December 31, 2018.
As described above, we received net proceeds of $377.5 million from our IPO in July 2019. Prior to our IPO, we primarily funded our operations through the sale of our redeemable convertible preferred stock. The continued execution of our long-term business plan may require us to explore financing options such as issuance of equity or debt instruments. While we have historically been successful in obtaining equity financing, there can be no assurance that such additional financing, if necessary, will be available or, if available, that such financings can be obtained on satisfactory terms.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of Livongo Health, Inc. and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
Foreign Currency
Our reporting currency is the U.S. dollar. We determine the functional currency of each subsidiary based on the currency of the primary economic environment in which each subsidiary operates. Items included in the financial statements of such subsidiaries are measured using that functional currency.
The functional currency of each of our subsidiaries is the U.S. dollar. Foreign currency denominated monetary assets and liabilities are remeasured into U.S. dollars at current exchange rates and foreign currency denominated nonmonetary assets and liabilities are remeasured into U.S. dollars at historical exchange rates. Gains or losses from foreign currency remeasurement and settlements are included in other income (expense), net in the consolidated statements of operations. During the years ended December 31, 2019, 2018 and 2017, our gains or losses from foreign currency remeasurement and settlements were not material.
Comprehensive Loss
For the years ended December 31, 2019, 2018 and 2017, there was no difference between comprehensive loss and net loss.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Such estimates, judgments, and assumptions include: revenue recognition, allowance for doubtful accounts, the period of benefit for deferred commissions, the period of benefit for deferred device costs, estimated costs for capitalized internal-use software, assessment of the useful life and recoverability of long-lived assets, fair values of stock-based awards, fair value of intangible assets, contingent consideration in business combinations, and income taxes. Actual results could be different from these estimates. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected.
Emerging Growth Company Status
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The JOBS Act provides that an emerging growth company can take advantage of the extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period and, as a result, we do not adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies until required by private company accounting standards.
Prior Period Reclassification
Reclassifications of prior period amounts pertaining to the provision for doubtful accounts in the changes in allowance for doubtful accounts table below have been made to conform to current period presentation.
Business Combinations
We have completed a number of acquisitions of other businesses in the past and may acquire additional businesses or technologies in the future. The results of businesses acquired in a business combination are included in our consolidated financial statements from the date of acquisition. We allocate the purchase price, which is the sum of the consideration provided in a business combination to the identifiable assets and liabilities of the acquired business at their acquisition date fair values. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates and selection of comparable companies.
When we issue stock-based or cash awards to an acquired company’s stockholders, we evaluate whether the awards are consideration or compensation for post-acquisition services. The evaluation includes, among other things, whether the vesting of the awards is contingent on the continued employment of the acquired company’s stockholders beyond the acquisition date. If continued employment is required for vesting, the awards are treated as compensation for post-acquisition services and recognized as expense over the requisite service period.
To date, the assets acquired, and liabilities assumed in our business combinations have primarily consisted of goodwill and finite-lived intangible assets, consisting primarily of developed technologies, customer relationships and trade names. The estimated fair values and useful lives of identifiable intangible assets are based on many factors, including estimates and assumptions of future operating performance and cash flows of the acquired business, the nature of the business acquired, and the specific characteristics of the identified intangible assets. The estimates and assumptions used to determine the fair values and useful lives of identified intangible assets could change due to numerous factors, including market conditions, technological developments, economic conditions and competition.
Acquisition-related transaction costs incurred by us are not included as a component of consideration transferred but are accounted for as operating expenses in the period in which the costs are incurred in the consolidated statements of operations.
Concentration of Risk
Financial instruments that potentially subject us to credit risk consist principally of cash, cash equivalents, certificates of deposit, and accounts receivable. We maintain our cash primarily with domestic financial institutions of high credit quality, which may exceed federal deposit insurance corporation limits. We invest our cash equivalents in highly rated money market funds and short-term investments in certificates of deposit. We have not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash, cash equivalents, investments and restricted cash and perform periodic evaluations of the credit standing of such institutions.
Our sales are predominately to self-insured employers, healthcare providers, and insurance carriers located throughout North America. Accounts receivable are recorded at the invoiced amount, and are stated at realizable value, net of an allowance for doubtful accounts. We perform ongoing assessments of our clients to assess the collectability of the accounts based on a number of factors, including past transaction experience, age of the accounts receivable, review of the invoicing terms of the contracts, and recent communication with clients. We have not experienced material credit losses from our accounts receivable.
Significant clients and partners are those which represent 10% or more of our net accounts receivable balance or revenue during the period at each respective consolidated balance sheet date. There were no clients that represented 10% or more of our revenue or accounts receivable balance for the periods presented. For each significant partner that represented 10% or more of our accounts receivable balance or revenue during the periods presented, revenue as a percentage of total revenue and accounts receivable as a percentage of net accounts receivable were as follows:

	Revenue			Accounts Receivable
	Year Ended December 31,			As of December 31,
	2019	2018	2017	2019	2018

Partner A	29%	33%	30%	23%	28%
Partner B	22%	*	*	25%	13%
_________________

*	Less than 10% of total revenue.
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
In December 2019, a novel strain of coronavirus was reported in Wuhan, China. The extent of the impact of the coronavirus outbreak on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our clients and our sales cycles, impact on our marketing efforts, and effect on our suppliers, all of which are uncertain and cannot be predicted. At this point, the extent to which the coronavirus outbreak may materially impact our financial condition, liquidity or results of operations is uncertain. Due to our subscription-based business model, the effect of the coronavirus outbreak may not be fully reflected in our results of operations until future periods, if at all.
Fair Value Measurements
The carrying value of our financial instruments, including cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities approximates fair value due to their short-term nature.
We measure financial assets and liabilities at fair value at each reporting period using a fair value hierarchy that requires the use of observable inputs and minimizes the use of unobservable inputs. We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•
Level 2—Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.
Cash, Cash Equivalents, Short-Term Investments, and Restricted Cash
Cash and cash equivalents consist of cash in banks and highly liquid investments, including money market fund accounts, purchased with an original maturity of three months or less. Cash equivalents consist of investments in money market funds for which the carrying amount approximates fair value, due to the short maturities of these instruments.
Our short-term investments consist of certificates of deposit with an original maturity of twelve months or less. Short-term investments were $150.0 million as of December 31, 2019. There was zero short-term investment as of December 31, 2018.
Our restricted cash consists of deposits required under our vendor agreement, credit card program and the terms of the lease agreements for our office space in Mountain View, California and in Chicago, Illinois. Total restricted cash was $1.3 million and $0.2 million, as of December 31, 2019 and 2018, respectively.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable primarily consists of amounts billed to customers. Our accounts receivable are subject to collection risk. Gross accounts receivable are reduced for this risk by an allowance for doubtful accounts. We determine the need for an allowance for doubtful accounts by performing ongoing assessments and credit evaluations of our clients to assess the probability of collection based upon various factors, including past transaction experience, age of the accounts receivable, review of the invoicing terms of the contract, and recent communication with clients. Accounts receivables are written off against the allowance when management determines a balance is uncollectible and we no longer actively pursue collection of the receivable.
We do not typically offer right of refund in our contracts. We have not experienced significant credit losses from our accounts receivable. As of December 31, 2019 and 2018, the allowance for doubtful accounts was $1.2 million and $0.6 million, respectively.
The changes in the allowance for doubtful accounts are as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Allowance for doubtful accounts—beginning balance	$(575)	$(51)	$(92)
Provision for doubtful accounts	(854)	(476)	41
Amounts written off and other adjustments	184	(48)	—
Allowance for doubtful accounts—ending balance	$(1,245)	$(575)	$(51)

Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. We review goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. On January 1, 2017, we adopted ASU No. 2017-04, Intangibles- Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminated step one from the testing of goodwill impairment. Goodwill is tested for impairment at the reporting unit level by first assessing the qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount. Qualitative indicators assessed include consideration of macroeconomic, industry and market conditions, our overall financial performance and personnel or strategy changes. Based on the qualitative assessment, if it is determined that it is more likely than not that its fair value is less than its carrying amount, the fair value of our single reporting unit is compared to its carrying value. Any excess of the goodwill carrying amount over the fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. As of December 31, 2019 and 2018, no goodwill impairment has been identified.
Intangible Assets, Net
Acquired finite-lived intangible assets are amortized over their estimated useful lives. We evaluate the recoverability of our intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. We have not recorded any such impairment charges.

Useful Life
(in years)
Customer relationships	7–10
Developed technology	5–7
Trade names	2–5

Inventories
Inventories consist of purchased components for assembling our welcome kits, refill kits, and replacement components. Our inventories are stated at the lower of cost or net realizable value. The cost of inventories is determined using the weighted-average cost method, which approximates the actual cost on a FIFO (first-in, first-out) basis. All inventories are expected to be delivered to our members within a normal operating cycle for us and all of our kits and replacement components are classified as current assets. We measure our inventories at the lower of cost or net realizable value. We expect that all of our inventories would be sold at cost, and that no reserve for lower of cost or net realizable value is required for our inventories as of December 31, 2019 and 2018.
Property and Equipment, Net
Property and equipment, net, are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which are generally two to three years. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful lives of related improvements. Expenditures for repairs and maintenance are expensed in the period incurred.
Useful lives for property and equipment are as follows:

Property and Equipment	Estimated Useful Life
Furniture and fixtures	3 years
Product tooling equipment	2 years
Computers equipment and software	3 years
Capitalized internal-use software	3 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term

Capitalized Internal-Use Software Costs
Costs incurred to develop and modify software and our platform for internal use, including costs related to the development of software for our connected devices are capitalized and included in property and equipment, net on our consolidated balance sheets. Costs incurred during the preliminary planning and evaluation stage of the project and repairs and maintenance are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. Capitalized internal-use software costs are amortized on a straight-line basis over their estimated useful lives of three years. We capitalized $5.6 million, $4.0 million, and $1.6 million for software developed and modified to meet our internal requirements during the years ended December 31, 2019, 2018 and 2017, respectively. Amortization expense related to capitalized internal-use software which was recorded as research and development expenses during the years ended December 31, 2019, 2018 and 2017 was $2.5 million, $0.9 million and $0.2 million, respectively.
Impairment of Long-Lived Assets
We review long-lived assets for impairment when circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the sum of the future undiscounted cash flows the assets are expected to generate over the remaining useful lives of the assets. If a long-lived asset fails a recoverability test, we measure the amount by which the carrying value of the asset exceeds its fair value. There were no events or changes in business circumstances during the years ended December 31, 2019, 2018 and 2017 that indicated the carrying amounts of any long-lived assets were not fully recoverable.
Advance Payments from Partner
Advance payments from partner represents amounts received or due from a channel partner in connection with a Value-Added Reseller Agreement (“Reseller Agreement”) dated as of May 4, 2017. The Reseller Agreement specifies for payments to us if certain user enrollment targets are not met by specified dates stated in the initial term of the Reseller Agreement. Such payments are used as credits against our reseller fee payments to the channel partner. As of December 31, 2019 and 2018 , advance payments from the channel partner were $9.5 million and $6.7 million, respectively.
Advertising Expense
We recognize advertising expenses as they are incurred, and such costs are included in sales and marketing expense in the consolidated statements of operations. During the years ended December 31, 2019, 2018 and 2017, advertising expense totaled $4.0 million, $5.0 million and $3.0 million, respectively.
Deferred Offering Costs
Deferred offering costs are capitalized and consist of fees and expenses incurred in connection with the anticipated sale of our common stock in an IPO, including the legal, accounting, printing and other IPO-related costs. Upon completion of our IPO in July 2019, $2.4 million of deferred offering costs were reclassified to stockholders’ equity and recorded against the proceeds from the offering.
Stock-Based Compensation Expense
We recognize stock-based compensation expense of non-performance based awards on a straight-line basis over the requisite service period, which is generally consistent with the vesting of the awards, based on the estimated fair value of all stock-based payments issued to employees and directors. Stock-based compensation expense of performance-based awards are recognized on a graded basis. We recognized the fair value of RSUs based on our closing stock price on the date of grant. We estimate the fair value of each employee stock option on the date of grant using the Black-Scholes option-pricing model. The determination of the fair value of each stock award using this option-pricing model is affected by our assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the fair value of the common stock at the date of grant, the expected term of the awards, the expected stock price volatility over the term of the awards, risk-free interest rate, and dividend yield as follows:
Fair Value of Common Stock—Given the absence of a public trading market prior to our IPO, our board of directors considered numerous objective and subjective factors to determine the fair value of our common stock at each grant date. These factors included, but were not limited to (i) contemporaneous third-party valuations of common stock; (ii) the prices for our redeemable convertible preferred stock sold to outside investors; (iii) the rights and preferences of redeemable convertible preferred stock relative to common stock; (iv) the lack of marketability of our common stock; (v) developments in the business; and (vi) the likelihood of achieving a liquidity event, such as an initial public offering or sale of the business, given prevailing market conditions. Subsequent to our IPO, the fair value of our common stock is based on the closing quoted market price on the date of grant.
Expected Term—The expected term represents the period that the stock-based awards are expected to be outstanding. We determine the expected term using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options. For stock options granted to non-employees, the expected term equals the remaining contractual term of the option from the vesting date.
Expected Volatility—As we had no trading history for our common stock when we granted our option awards prior to our IPO and limited trading history subsequent to our IPO, the expected volatility was estimated by taking the average historic price volatility for industry peers, consisting of several public companies in our industry that are either similar in size, stage, or financial leverage, over a period equivalent to the expected term of the awards.
Risk-Free Interest Rate—The risk-free interest rate is calculated using the average of the published interest rates of U.S. Treasury zero-coupon issues with maturities that are commensurate with the expected term.
Dividend Yield—The dividend yield assumption is zero, as we have no history of, or plans to make, dividend payments.
Stock-based compensation expense for equity instruments issued to non-employees is based on their fair values of the options determined using the Black-Scholes option-pricing model as the awards vest. The fair value of non-performance based awards granted to non-employees is recognized over the vesting period on a straight-line basis. For stock options issued to non-employees with specific performance criteria, we make a determination at each balance sheet date whether the performance criteria are probable of being achieved. Compensation expense is recognized as the performance criteria are met or when it is probable that the criteria will be met.
During the years ended December 31, 2019 and 2018, we granted options and restricted stock units with a combination of service-based vesting conditions and market-based vesting conditions. The estimated fair value of these options was determined on the date of grant using the Monte Carlo simulation model, which utilizes multiple input variables to simulate a range of our possible future enterprise value. The determination of the estimated grant date fair value of these options is affected by a number of assumptions including our estimated common stock fair value on the grant date, expected volatilities of our common stock, our risk-free interest rate, and expected dividend yield. We recognize stock-based compensation expense for these options on a graded basis over the longer of the explicit service period or the derived service period.
We account for forfeitures when they occur. For awards forfeited before completion of the requisite service period, previously recognized compensation cost is reversed in the period the award is forfeited. For stock-based awards that are modified, a modification of the terms of a stock-based award is treated as an exchange of the original award or a new award with total compensation cost equal to the grant-date fair value of the original award plus any incremental value of the modification to the award.
Common Stock Warrants
Common stock warrants are measured at their estimated fair value upon issuance using the Black-Scholes pricing model and recorded in additional paid-in capital. Common stock warrants are equity classified and no subsequent remeasurement is required.
Income Taxes
We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities with consideration given to net operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to be in effect when the differences are expected to reverse.
We assess the likelihood that deferred tax assets will be recovered from future taxable income and a valuation allowance is established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized. We adopted Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes—Balance Sheet Classification of Deferred Taxes, and classified our deferred income taxes as noncurrent on the consolidated balance sheets.
We recognize and measure uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, after resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Significant judgment is required to evaluate uncertain tax positions. We evaluate our uncertain tax positions on a regular basis. Our evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of the audit, and effective settlement of audit issues.
Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Prior to the automatic conversion in conjunction with our IPO, we considered all series of redeemable convertible preferred stock to be participating securities as the holders of such stock were entitled to receive non-cumulative dividends on an as-converted basis in the event that a dividend was paid on common stock. Under the two-class method, the net loss attributable to common stockholders is not allocated to the redeemable convertible preferred stock as the holders of our redeemable convertible preferred stock did not have a contractual obligation to share in our losses. Under the two-class method, net income is attributed to common stockholders and participating securities based on their participation rights.
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Net loss attributable to common stockholders is calculated by adjusting net loss with current period accretion of redeemable convertible preferred stock. As we have reported net losses for all periods presented, all potentially dilutive securities are antidilutive and, accordingly, basic net loss per share equals diluted net loss per share.
Revenue Recognition
Revenue Recognition Policy from January 1, 2019
On January 1, 2019, we adopted the requirements of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) as discussed further in "Recent Accounting Pronouncements Adopted" below. ASC 606 establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The adoption of ASC 606 also requires the adoption of ASC Subtopic 340-40, Other Assets and Deferred Costs-Contracts with Customers, which provides for the deferral of certain incremental costs of obtaining a contract with a customer. Collectively, references to ASC 606 used herein refer to both ASC 606 and Subtopic 340-40. The core principle of ASC 606 is to recognize revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration the entity expects to be entitled in exchange for those goods or services. This principle is achieved through applying the following five-step approach:

•	Identification of the contract, or contracts, with a client.

•	Identification of the performance obligations in the contract.

•	Determination of the transaction price.

•	Allocation of the transaction price to the performance obligations in the contract.

•	Recognition of revenue when, or as, we satisfy a performance obligation.
The substantial majority of our revenue is derived from monthly subscription fees that are recognized as services are rendered and earned under the subscription agreements with clients. Clients are business entities, such as health plans, self-insured plans and government entities, that have contracted with us to offer the Livongo solution to their covered lives. Client’s employees or their covered dependents enrolled in the Livongo program are referred to as members. Clients are our customers. We improve member health results and reduce healthcare costs by providing an overall health management solution through the integration of Livongo devices, supplies, access to our web-based platform, and clinical and data services. We believe that our overall promise to our customers is to improve member health results and reduce healthcare costs, and the delivery of this promise would not be possible without the integration of Livongo devices, supplies, access to our web-based platform, and clinical and data services. The promises to transfer the goods and services are not separately identifiable as we provide a significant service of integrating the goods and services provided by us (i.e. inputs) into a combined output (i.e. member behavior modifications) that result in the fulfillment of our promise to our customers.
There is usually a six-month minimum enrollment period for members. Many of our clients can stop their monthly recurring subscription but will be required to pay an early termination fee if the termination occurs during the minimum enrollment period.
In most agreements associated with our Livongo for Diabetes, Livongo for Hypertension, and Livongo for Prediabetes and Weight Management solutions, clients primarily pay monthly subscription fees based on a per participant per month model, based on the number of active enrolled members each month. In addition, clients can choose to pay an upfront amount with a lower per participant per month fee. We have determined that access to our solution is a single continuous service comprised of a series of distinct services that are substantially the same and have the same pattern of transfer (i.e. distinct days of service). These services are consumed as they are received and we recognize revenue each month using the variable consideration allocation exception. We apply this exception because we concluded that the nature of our obligations and the variability of the payment being based on the number of active members are aligned.
In most agreements associated with our Livongo for Behavioral Health by myStrength solution, clients either pay a fixed upfront fee or a monthly fee based on the number of members to whom the solution is available. The contract term is generally one to three years, with one year auto-renewal terms. We have determined that access to our solution is a single continuous service comprised of a series of distinct services that are substantially the same and have the same pattern of transfer (i.e. distinct days of service). These services are consumed as they are received and we recognize revenue each month using the variable consideration allocation exception. We apply this exception because we concluded that the nature of our obligations and the variability of the payment based on the number of available members are aligned and uncertainty related to the consideration is resolved on a monthly basis as we satisfy our obligations. For certain arrangements where the per-member fee varies as the number of available members changes, we estimate the expected transaction price based on the number of expected members over the term of the arrangement.
We sell to our clients through our direct sales force and through our partners (channel partners, pharmacy benefit managers, and resellers). We are the principal that controls the transfer of promised goods and services to members with respect to contracts originated through partners, that are the subject of the arrangement with the client, we have latitude in establishing pricing, and we have inventory risk. In these situations, revenue is recognized on a gross basis, and fees paid to partners are recorded as commissions expense included in sales and marketing expense in the consolidated statements of operations.
In certain legacy arrangements, we derive revenue from the sale of our cellular-connected weight scale and access to the Livongo for Prediabetes and Weight Management solution through the Retrofit platform. When an agreement contains multiple performance obligations, we allocate the transaction price to each performance obligation based on the relative SSP. The determination of SSP is judgmental and is based on the price an entity charges for the same good or service, sold separately in a standalone sale, and sold to similar clients in similar circumstances. We typically price the devices and services within a narrow range to represent SSP. Amounts allocated to the connected device are recognized when control transfers, which is at the point in time upon delivery of the device. Amounts allocated to the services are recognized as the service is performed.
Certain of our client contracts are subject to pricing adjustments based on various performance metrics, such as member satisfaction scores, cost savings guarantees and health outcome guarantees, which if not met typically require us to refund a portion of the per participant per month fee paid. We estimate the amount of variable consideration we expect to refund to our clients under these arrangements and defer that estimate over the term of the arrangement.
Certain of our contractual agreements with clients contain a most-favored nation clause, pursuant to which we represent that the price charged and the terms offered to the client will be no less favorable than those made available to other clients. We historically have not been required to modify the transaction price as a result of these clauses; in the event a most-favored nation clause is expected to be triggered, we will reassess the expected transaction price in accordance with ASC 606.
We applied the practical expedient to not disclose information about contracts with original expected duration of one year or less, amounts of variable consideration attributable to the variable consideration allocation exception, or contract renewals that are unexercised. We also applied the practical expedient to exclude sales and other indirect taxes when measuring the transaction price.
For additional revenue and deferred revenue disclosures, refer to Note 3.
Deferred Revenue
Deferred revenue represents billed, but unrecognized revenue, and is comprised of fees received in advance of the delivery or completion of the services and amounts received in instances when revenue recognition criteria have not been met. Deferred revenue associated with upfront payments for the device is amortized ratably over expected member enrollment period. Deferred revenue that will be recognized during the succeeding twelve-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent deferred revenue.
Deferred Costs and Other
Deferred costs and other consist of deferred device costs, deferred contract costs, and deferred execution credits.
Deferred device costs consist of cost of inventory incurred in connection with delivery of services that are deferred and amortized over the shorter of the expected member enrollment period or the expected device life which are recorded as cost of revenue.
Deferred contract costs represent the incremental costs of obtaining a contract with a client if we expect to recover such costs. The primary example of our costs to obtain a contract include incremental sales commissions and stock-based compensation to obtain contracts paid to our sales organization. These incremental costs to obtain client contracts are deferred and then amortized on a straight-line basis over a period of benefit that has been determined to be four years. We determined the period of benefit by taking into consideration the length of client contracts, contract renewal rates, the useful life of developed technology and other factors. Amortization expense is included in sales and marketing expenses in the consolidated statement of operations.
Deferred execution credits consist of upfront discounts provided to clients which are included in the transaction price and are recognized over the period of benefit, resulting in a contract asset.
Deferred costs and other that are to be amortized within twelve months are recorded to deferred costs and other, current and the remainder is recorded to deferred costs and other, noncurrent on our consolidated balance sheets.
Revenue policy prior to January 1, 2019
Prior to the year ended December 31, 2019, we recognized revenue in accordance with ASC 605, Revenue Recognition ("ASC 605"). We have determined that our diabetes, hypertension and Livongo for Prediabetes and Weight Management devices do not have standalone value because the device is not sold separately and does not function without the associated supplies and services. Our diabetes, hypertension and Livongo and Prediabetes and Weight Management devices, along with the associated supplies and services, are treated as a single unit of account and revenue is recognized on a monthly basis when all of the following criteria are satisfied: (i) there is persuasive evidence that an arrangement exists, (ii) delivery of the device has occurred and services are being rendered, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured. When the arrangement includes an upfront fee, the upfront fee is deferred and amortized into revenue over the expected member enrollment period, which is estimated to be 24 months and such amount has not been material for all periods presented.
We have determined certain of our connected devices do have standalone value, such as the cellular-connected weight scale in our Livongo for Prediabetes and Weight Management solution through the Retrofit platform. When an agreement contains multiple units of account, we allocate revenue to each unit of account based on a selling price hierarchy as required. The selling price for a unit of account is based on its Vendor Specific Objective Evidence (“VSOE”) or, if available, third-party evidence (“TPE”) if VSOE is not available, or best estimate of selling price (“ESP”) if neither VSOE nor TPE is available. The ESP is established considering several internal factors including, but not limited to, historical sales, pricing practices and geographies in which we offer our products and solutions. The determination of ESP is judgmental. Amounts allocated to the device unit of account are recognized upon delivery of the device. Amounts allocated to the service unit of account are recognized ratably over time, but not to exceed any amounts that are subject to contingent revenue limitations.
Certain of our contractual agreements with customers contain a most-favored nation clause, pursuant to which we represent that the price charged and the terms offered to the customer will be no less favorable than those made available to other customers. We have not incurred any obligations related to such terms in these agreements during the periods presented.
Certain of our client contracts are subject to pricing adjustments based on various performance metrics, such as member satisfaction scores, cost savings guarantees and health outcome guarantees, which if not met typically require us to refund a portion of the per participant per month fee paid. We defer the maximum amount of consideration that is contingently refundable to our clients until the performance metric is met.
Cost of Revenue
Cost of revenue consists of expenses that are closely correlated or directly related to delivery of our solutions and monthly subscription fees, including product costs, data center costs, client support costs, credit card processing fees, allocated overhead costs, and amortization of internally developed technology and deferred device costs. Certain personnel expenses associated with supporting these functions, including allocated overhead expenses for facilities, IT and depreciation expense, are included in cost of revenue.
Recent Accounting Pronouncements Adopted
Comprehensive Income: In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. This ASU becomes effective for us for the year ending December 31, 2019 and the interim periods therein. Early adoption is permitted. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The adoption of this ASU did not have a material impact on our consolidated financial statements.
Revenue Recognition: In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), which amends the existing accounting standards for revenue recognition. ASU No. 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to clients. ASU No. 2014-09 is effective for us for our annual results for the year ended December 31, 2019, and our interim periods beginning after December 31, 2019. Subsequently, the FASB has issued the following standards related to ASU No. 2014-09: ASU No. 2016-08, Revenue from Contracts with clients (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, which clarifies narrow aspects of ASC 606 or corrects unintended application of the guidance.
We adopted the new revenue standard on January 1, 2019 by applying the modified retrospective transition method to all active contracts at the adoption date. Results for the interim and annual periods beginning January 1, 2019 are reported in accordance with ASC 606; however, prior periods were not adjusted and are presented in accordance with ASC 605. Upon the adoption of the new revenue standard, we recorded an adjustment of $4.7 million to accumulated deficit, a $3.7 million increase to current deferred costs and other, a $0.8 million increase in noncurrent deferred costs and other, and a $0.2 million decrease to accrued expenses and other current liabilities, related to our active contracts as of January 1, 2019. The adoption of ASC 606 did not have a material impact on our revenue for the year ended December 31, 2019. See Note 3 for further disclosure related to the adoption of ASC 606.
New Accounting Pronouncements Not Yet Adopted
Leases: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, and ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which affect certain aspects of the previously issued guidance. In December 2018, the FASB issued ASU No. 2018-20, Narrow-Scope Improvements for Lessor, Leases (Topic 842), which provides guidance on sales tax and other taxes collected from lessees. In December 2019, the FASB issued ASU No. 2019-01, Codification Improvements to Topic 842, Leases, which affect certain aspects of the previously issued guidance. Amendments include an additional transition method that allows entities to apply the new standard on the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings, as well as a new practical expedient for lessors. This ASU is effective for us for the year ending December 31, 2020 and interim periods within the year ending December 31, 2021. Early adoption is permitted.
We will adopt this guidance effective January 1, 2020 and elected the optional transition method that allows lessees to apply the new guidance as of the adoption date and recognize any cumulative-effect adjustment to the opening balance of accumulated deficits in the period of adoption. We elected the transition package of practical expedients which allows us (1) to not reassess whether any expired or existing contracts are leases, or contain leases, (2) to not reassess the lease classification for any expired or existing leases, and (3) to not reassess initial direct costs for any existing leases. Further, we elected the practical expedient to not separate lease and non-lease components for all leases and account for the combined lease and non-lease components as a single lease component. We also excluded leases with an initial term of 12 months or less from the balance sheet.
Upon adoption, we will record a right-of-use asset and a lease liability on our consolidated balance sheets for substantially all of our operating lease arrangements, which approximates the present value of our future minimum lease obligations pertaining to our operating leases as disclosed in Note 8. Any new lease arrangements or modifications entered into subsequent to the adoption date will be accounted for in accordance with the new standard.
Stock-Based Compensation: In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. The standard simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to the nonemployees with the requirements for share-based payments granted to employees. ASU No. 2018-07 is effective for us for the year ending December 31, 2020, and interim periods within the year ending December 31, 2021. Early adoption is permitted. We will adopt this standard on January 1, 2020 and there will be no material impact on our consolidated financial statements upon our adoption of this standard.
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
Disclosure of Fair Value Measurement: In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB's disclosure framework project. The new standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted, including interim reporting periods within those fiscal years. ASU 2018-13 is effective for us in the first quarter of the year ending December 31, 2020. Our adoption of this new standard on January 1, 2020 will not have a material impact on our consolidated financial statements.
Income Taxes: In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This ASU simplifies the accounting for income taxes by, among other things, eliminating certain existing exceptions related to the general approach in ASC 740 relating to franchise taxes, reducing complexity in the interim-period accounting for year-to-date loss limitations and changes in tax laws, and clarifying the accounting for transactions outside of business combination that result in a step-up in the tax basis of goodwill. The transition requirements are primarily prospective and the effective date is January 1, 2021, with early adoption permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.

3.	Revenue, Deferred Revenue and Deferred Costs and Other
Revenue Recognition
We adopted ASC 606 for the year ended December 31, 2019 using the modified retrospective method for client contracts that were not completed as of January 1, 2019. Results for reporting periods beginning after January 1, 2019 are presented in accordance with ASC 606, while prior year results are not adjusted and are presented in accordance with ASC 605. The adoption of ASC 606 did not have a material impact on revenue recognized for the year ended December 31, 2019.
The following tables summarize the impact of ASC 606 adoption on our financial condition and results of operations for the year ended December 31, 2019:

	As of December 31, 2019
	ASC 605	Impact of Adoption	ASC 606
	(in thousands)
Assets:
Deferred costs and other, current	$14,745	$1,306	$16,051
Total current assets	$486,201	$1,306	$487,507
Deferred costs and other, noncurrent	$3,833	$1,867	$5,700
Total assets	$557,388	$3,173	$560,561
Liabilities, redeemable convertible preferred stock and stockholders' deficit:
Accrued expenses and other current liabilities	$28,812	$(1,011)	$27,801
Deferred revenue, current	$4,087	$(142)	$3,945
Total current liabilities	$43,028	$(1,153)	$41,875
Total liabilities	$54,350	$(1,153)	$53,197
Accumulated deficit	$(168,524)	$4,326	$(164,198)
Total stockholders' equity	$503,038	$4,326	$507,364
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$557,388	$3,173	$560,561

	Year Ended December 31, 2019
	ASC 605	Impact of Adoption	ASC 606
	(in thousands, except per share data)
Revenue	$169,853	$345	$170,198
Gross profit	$123,695	$345	$124,040
Sales and marketing	$77,357	$703	$78,060
Total operating expenses	$183,718	$703	$184,421
Loss from operations	$(60,023)	$(358)	$(60,381)
Loss before provision for income tax	$(56,281)	$(358)	$(56,639)
Net Loss	$(54,912)	$(358)	$(55,270)
Net loss attributable to common stockholders	$(55,008)	$(358)	$(55,366)
Net loss per share attributable to common stockholders, basic and diluted	$(1.08)	$(0.01)	$(1.09)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	50,930		50,930

The adoption of ASC 606 had no impact on our total cash flows from operating, investing or financing activities for the year ended December 31, 2019.
Deferred Revenue
Deferred revenue activity is as follows (in thousands):

Year ended December 31, 2019
Beginning balance as of January 1, 2019	$2,051
Amounts billed but unrecognized	7,208
Revenue recognized	(6,067)
Assumed from business combination	1,407
Ending balance as of December 31, 2019	$4,599
Reported as:
Deferred revenue, current	$3,945
Deferred revenue, noncurrent	654
Total deferred revenue	$4,599

We expect to recognize $4.1 million and $0.7 million of revenue in 2020 and 2021, respectively, related to future performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2019.

Accrued Rebates
Accrued rebates represent the amounts in client contracts that are subject to pricing adjustments based on various performance metrics, such as member satisfaction scores, cost savings guarantees and health outcome guarantees, which if not met typically require us to refund a portion of the per participant per month fee paid. We defer an estimate of the amount of consideration that we expect to refund to our clients from the monthly per participant per month fee until the performance metric is met. Accrued rebates are recorded within accrued expenses and other current liabilities and the activity is as follows (in thousands):

Year ended December 31, 2019
Beginning balance as of January 1, 2019	$609
ASC 606 adoption date impact adjustment	(222)
Amount deferred	945
Revenue recognized	—
Payments	(180)
Ending balance as of December 31, 2019	$1,152

Deferred Costs and Other
Deferred costs and other as of December 31, 2019 consist of the following (in thousands):

As of December 31, 2019
Deferred costs and other, current:
Deferred device costs, current	$14,746
Deferred contract costs, current	1,121
Deferred execution credits, current	184
Total deferred costs and other, current	$16,051
Deferred costs and other, noncurrent:
Deferred device costs, noncurrent	$3,833
Deferred contract costs, noncurrent	1,867
Total deferred costs and other, noncurrent	$5,700
Total deferred costs and other	$21,751

Deferred costs and other activity is as follows (in thousands):

	Year Ended December 31, 2019
	Deferred Device Costs	Deferred Contract Costs	Deferred Execution Credits	Total
Beginning balance as of January 1, 2019	$8,469	$—	$—	$8,469
ASC 606 adoption date impact adjustment	—	3,692	771	4,463
Additions	24,773	354	328	25,455
Revenue recognized	—	—	(915)	(915)
Cost of revenue recognized	(14,663)	—	—	(14,663)
Sales and marketing expenses recognized	—	(1,058)	—	(1,058)
Ending balance as of December 31, 2019	$18,579	$2,988	$184	$21,751

ASC 606 Adoption Impact to Financial Statements
We adopted ASC 606 for the year ended December 31, 2019 for all customer contracts that were not completed as of January 1, 2019 using the modified retrospective method, which does not require prior year results to be presented under ASC 606. Accordingly, the consolidated financial condition and results of operations for the years ended December 31, 2018 and 2017 are presented in accordance with ASC 605, Revenue Recognition. Results of operations for the interim periods during 2019 have been adjusted to reflect the ASC 606 impact as if we adopted ASC 606 on January 1, 2019. Refer to Supplemental Quarterly Financial Data for impact on the interim periods during the year ended December 31, 2019.
The adoption of ASC 606 had no impact on our total cash flows from operating, investing or financing activities for each of the three months ended March 31, June 30, September 30, and December 31, 2019.

4.	Business Combinations
Diabeto Inc.
In August 2017, we acquired all of the issued and outstanding shares of Diabeto Inc. (“Diabeto”), a privately-held, New Jersey-based entity, and assumed all of Diabeto’s employees. Diabeto uses mobile and web technologies to connect care givers and patients with chronic conditions. The total purchase consideration was $2.6 million in cash, of which $0.6 million was paid in 2017 and $2.0 million was paid in 2018.
We have accounted for this acquisition as a business combination. The acquisition method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The fair values of the assets acquired and liabilities assumed by major class were recognized as follows:

Amount
(in thousands)
Cash	$1
Property and equipment	3
Acquired intangible assets	178
Liabilities assumed	(69)
Goodwill	2,486
Total purchase consideration	$2,599

The acquired intangible assets are comprised of $0.2 million related to developed technology which is amortized over five years and $8,000 related to trade name which is amortized over three years.
Goodwill represents the excess of the purchase consideration over the estimated acquisition date fair value of the net tangible and intangible assets acquired. Goodwill is primarily attributable to expected post-acquisition synergies from integrating Diabeto’s assembled workforce and developed technology into our product offerings and cross-selling opportunities. Goodwill recorded is not deductible for income tax purposes.
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
The total consideration transferred as part of the Retrofit Acquisition consisted of a cash payment on the closing date, adjusted for customary closing adjustments, of $12.4 million. Upon the close of the Retrofit Acquisition, as part of the Retrofit Purchase Agreement, we placed in escrow an earn-out consideration of $7.0 million held by a third-party escrow agent to be released to the former stockholders of Retrofit contingent upon achieving future qualified member targets as determined on December 31, 2018, 2019, and 2020 (the “Retrofit Contingent Consideration”). We recorded a corresponding escrow asset of $7.0 million on our consolidated balance sheet. We estimated the fair value of the Retrofit Contingent Consideration to be $6.2 million as of the acquisition date using a Monte Carlo simulation model, which together with the cash consideration resulted in total purchase consideration of $18.6 million. The Retrofit Contingent Consideration is subject to remeasurement at each reporting date until the payments are released from escrow, with the remeasurement adjustment reported in our consolidated statements of operations. On December 31, 2018, we subsequently reduced the fair value of the Retrofit Contingent Consideration to $5.0 million, with the change in fair value of $1.2 million recorded in our consolidated statements of operations. During the year ended December 31, 2019, the fair value of the Retrofit Contingent Consideration was reduced and we recorded a benefit of $0.9 million, within the change in fair value of contingent consideration on our consolidated statement of operations. In April 2019, we released $1.8 million from the escrow deposit, of which $1.3 million was paid to the former stockholders of Retrofit. As of December 31, 2019, the remaining Retrofit Contingent Consideration was $2.8 million.
Additionally, we recognized $0.3 million of acquisition-related costs as general and administrative expense in our consolidated statements of operations during the year ended December 31, 2018.

The purchase consideration of $18.6 million was allocated as follows:

Amount
(in thousands)
Cash and cash equivalents	$87
Accounts receivable	409
Inventories	56
Prepaid expenses and other current assets	124
Property and equipment	52
Intangible assets	5,580
Total assets acquired	$6,308
Accounts payable	$366
Accrued expenses and other liabilities	394
Deferred revenue	212
Total liabilities assumed	$972
Goodwill	$13,223
Total purchase consideration	$18,559

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the acquisition date:

	Cost	Useful Life
	(in thousands)	(years)
Customer relationships	$3,890	10.0
Developed technology	1,650	5.0
Trade name	40	2.0
Total	$5,580

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
Revenue and net income of Retrofit for the year ended December 31, 2019 were included in our consolidated statement of operations. Revenue and net loss of Retrofit of $2.8 million and $3.2 million, respectively, for the year ended December 31, 2018, were included in our consolidated statement of operations.
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

	Year Ended December 31,
	2018	2017
	(in thousands)
Revenue	$69,939	$34,261
Net loss	$(35,002)	$(21,621)

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
The total consideration for the myStrength Acquisition was $30.1 million in cash, subject to a closing adjustment of $0.1 million. As part of the myStrength Purchase Agreement, we are obligated to pay an earn-out consideration up to $5.0 million contingent upon satisfying future milestones for the year ended December 31, 2019 (the “myStrength Contingent Consideration”). We estimated the fair value of the myStrength Contingent Consideration to be $3.3 million as of the acquisition date using a Monte Carlo simulation model, which together with the cash consideration, resulted in total purchase consideration of $33.5 million. The myStrength Contingent Consideration is subject to remeasurement at each reporting date until the payments are made, with the remeasurement adjustment reported in our consolidated statements of operations. For the year ended December 31, 2019, we increased the fair value of the myStrength Contingent Consideration and recorded an expense of $1.7 million in our consolidated statements of operations. In December 2019, we paid $2.4 million of the myStrength contingent consideration to the former shareholders of myStrength. As of December 31, 2019, the remaining fair value of the myStrength contingent consideration was $2.6 million.
The purchase consideration of $33.5 million was allocated as follows:

Amount
(in thousands)
Cash and cash equivalents	$2,643
Accounts receivable	1,337
Other current assets	140
Property and equipment	114
Intangible assets	13,900
Other assets	34
Total assets acquired	$18,168
Accounts payable	173
Accrued expenses and other liabilities	1,787
Deferred revenue	1,407
Deferred tax liability, net	1,396
Total liabilities assumed	$4,763
Goodwill	$20,092
Total purchase consideration	$33,497

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
Additionally, during the years ended December 31, 2019 and 2018, we incurred a total of $0.3 million of acquisition-related costs as a result of the myStrength acquisition.
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
Revenue and net loss of myStrength of $6.7 million and $0.8 million, respectively, for the year ended December 31, 2019, were included in our consolidated statement of operations.
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

	Year Ended December 31,
	2019	2018
	(in thousands)
Revenue	$170,795	$72,375
Net loss	$(53,934)	$(38,531)

5.	Balance Sheet Components
Inventories
Inventories of $29.0 million and $8.9 million, as of December 31, 2019 and 2018, respectively, consisted of finished goods.
Property and Equipment, Net
Property and equipment consisted of the following:

	As of December 31,
	2019	2018
	(in thousands)
Computer, equipment and software	$2,218	$652
Furniture and fixtures	915	730
Capitalized internal-use software	11,229	5,653
Leasehold improvements	1,092	585
Property and equipment	15,454	7,620
Less: accumulated depreciation	(5,100)	(1,783)
Property and equipment, net	$10,354	$5,837

Depreciation and amortization expense was $3.3 million, $1.3 million, and $0.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Intangible Assets, Net
Intangible assets consisted of the following as of December 31, 2019:

	Gross Value	Accumulated Amortization	Net Book Value	Weighted- Average Remaining Useful Life
	(in thousands)			(years)
Customer relationships	$8,190	$(1,227)	$6,963	7.1
Developed technology	11,020	(1,848)	9,172	5.7
Trade name	448	(114)	334	4.0
Total	$19,658	$(3,189)	$16,469
Intangible assets consisted of the following as of December 31, 2018:

	Gross Value	Accumulated Amortization	Net Book Value	Weighted- Average Remaining Useful Life
	(in thousands)			(years)
Customer relationships	$3,890	$(266)	$3,624	9.3
Developed technology	1,820	(329)	1,491	4.3
Trade names	48	(9)	39	1.4
Total	$5,758	$(604)	$5,154

Amortization expense for intangible assets for years ended December 31, 2019, 2018 and 2017 is as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Customer relationships	$920	$266	$—
Developed technology	1,569	318	11
Trade names	96	8	1
Total	$2,585	$592	$12

The expected future amortization expense related to intangible assets as of December 31, 2019 is as follows:

Amount
(in thousands)
2020	$2,769
2021	2,762
2022	2,750
2023	2,494
2024	2,324
Thereafter	3,370
Total	$16,469

Goodwill
Goodwill consisted of the following:

Amount
(in thousands)
Beginning balance as of December 31, 2017	$2,486
Goodwill from acquisition (Note 4)	13,223
Beginning balance as of December 31, 2018	15,709
Goodwill from acquisition (Note 4)	20,092
Ending balance as of December 31, 2019	$35,801

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	As of December 31,
	2019	2018
	(in thousands)
Prepaid expenses	$3,284	$2,059
Prepaid Insurance	2,459	25
Escrow deposit, current	2,100	1,750
Prepaid commissions	948	—
Interest receivable	504	—
Prepaid rent	352	227
Short-term deposits	201	718
Other current assets	12	156
Total	$9,860	$4,935

Other Noncurrent Assets
Other noncurrent assets consisted of the following:

	As of December 31,
	2019	2018
	(in thousands)
Escrow deposit, noncurrent	$3,150	$5,250
Other	310	235
Total	$3,460	$5,485

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2019	2018
	(in thousands)
Accrued bonus	$8,652	$5,857
Vendor accruals	3,984	1,574
Accrued commissions	2,611	1,470
Contingent consideration, current	3,004	1,316
Accrued payroll and employee benefits	2,291	1,447
Employee contribution to ESPP	1,805	—
Accrued rebates	1,152	609
Accrued sales and use taxes	932	1,887
Accrued professional services	782	295
Accrued offering expenses	286	—
Other accrued expenses	2,302	1,697
Total	$27,801	$16,152

6.	Fair Value Measurements
The following table sets forth the fair value of our financial assets and liabilities by level within the fair value hierarchy:

	December 31, 2019
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Assets
Cash equivalents:
Money market funds	$130,640	$—	$—	$130,640
Short-term investment:
Certificates of deposit	150,000	—	—	150,000
Total assets at fair value	$280,640	$—	$—	$280,640
Liabilities
Other current liabilities—contingent consideration	$—	$—	$3,004	$3,004
Other noncurrent liabilities—contingent consideration	—	—	2,411	2,411
Total liabilities at fair value	$—	$—	$5,415	$5,415

	December 31, 2018
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Assets
Cash equivalents:
Money market funds	$96,681	$—	$—	$96,681
Total assets at fair value	$96,681	$—	$—	$96,681
Liabilities
Other current liabilities—contingent consideration	$—	$—	$1,316	$1,316
Other noncurrent liabilities—contingent consideration	—	—	3,688	3,688
Total liabilities at fair value	$—	$—	$5,004	$5,004

Cash, Cash Equivalents and Short-term Investments
Our valuation techniques used to measure the fair value of money market funds are derived from quoted prices in active markets for identical assets or liabilities. Short-term investments, which consist of certificates of deposit with a maturity of twelve months or less, are classified as Level 2 financial assets as such are valued using quoted market price and other observable inputs in active markets for identical securities.

Cash, cash equivalents and short-term investments were as follows (in thousands):

	December 31, 2019
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash	$111,098	$—	$—	$111,098
Money market funds	130,640	—	—	130,640
Total cash, and cash equivalents	$241,738	$—	$—	$241,738
Certificates of deposit	$150,000	$—	$—	$150,000
Total short-term investments	$150,000	$—	$—	$150,000
Total cash, cash equivalents and short-term investments	$391,738	$—	$—	$391,738

	December 31, 2018
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash	$12,247	$—	$—	$12,247
Money market funds	96,681	—	—	96,681
Total cash and cash equivalents	$108,928	$—	$—	$108,928

Contingent Consideration Liability
In connection with the Retrofit Acquisition in April 2018, we recorded a contingent consideration liability, which is payable subject to the achievement of certain targets for 2018, 2019, and 2020. In connection with the myStrength Acquisition in February 2019, we recorded a contingent liability, which is payable subject to the achievement of certain targets for 2019. The fair values of these contingent consideration liabilities were estimated with a Monte Carlo simulation model using Level 3 inputs, including projected qualified members, revenue volatility, and other market variables to assess the probability of us achieving the targets, and any subsequent changes in fair value are recorded in the consolidated statements of operations until settlement. See Note 4 for further discussion.
The following table sets forth the changes in our Level 3 financial liabilities during the periods presented:

	Year Ended December 31,
	2019	2018
	(in thousands)
Beginning balance	$5,004	$—
Contingent consideration recorded upon acquisition (Note 4)	3,300	6,204
Change in fair value of contingent consideration liabilities (Note 4)	843	(1,200)
Payment related to Retrofit contingent consideration (Note 4)	(1,316)	—
Payment related to myStrength contingent consideration (Note 4)	(2,416)	—
Ending balance	$5,415	$5,004

7.	Debt
Long-Term Debt
In September 2014, we entered into a loan and security agreement with available borrowings up to $4.0 million from a bank, and we drew down $1.0 million in February 2015. This loan required us to make 36 equal monthly installments of principal payments from September 2015 through August 2018.

In April 2015, we amended the loan and security agreement to add a term loan up to $5.0 million from the bank, and we drew down $5.0 million in August 2015. This term loan required us to make 36 equal monthly installments of principal payments from April 2016 through March 2019. In April 2017, we made early repayment and paid off the remaining principal balance of term loans totaling $3.6 million.
During the year ended December 31, 2017, we made loan payments of $4.3 million in the aggregate. Both loans carried an interest rate of 0.25% above the prime rate. Interest was payable monthly on the outstanding principal balance of the term loan. The loans were collateralized by substantially all of our assets. Under the amendment, we were required to maintain trailing three-month revenue amount specified in the amendment.
Borrowing under the loans required us to issue common stock warrants with an intrinsic value equal to 1.0% of the principal amount drawn down. In connection with the drawdown of $1.0 million in February 2015, we issued 27,777 common stock warrants at an exercise price of $0.36 per share. In connection with the drawdown of $5.0 million in August 2015, we issued 62,500 common stock warrants at an exercise price of $0.80 per share. The aggregate fair value of these warrants upon issuance was recorded as debt discount upon issuance to be amortized as interest expense over the contractual term of the loans using the effective interest rate method. During the year ended December 31, 2017, we recognized interest expense related to amortization of the debt discount in the amount of $20,000.
Revolving Loan
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
The Loan and Security Agreement also contains customary events of default, upon which SVB may declare all or a portion of our outstanding obligations payable to be immediately due and payable. There were no amounts outstanding under the agreement as of December 31, 2019. Fees incurred under the revolving loan facility during the year ended December 31, 2019 were $0.1 million.

8.	Commitments and Contingencies
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

As of December 31, 2019, our net minimum payments under the noncancelable operating leases are as follows:

	Minimum Lease Payments	Sublease Income	Net Minimum Lease Payments
	(in thousands)
2020	$3,945	$37	$3,908
2021	5,093	38	5,055
2022	5,272	39	5,233
2023	5,181	40	5,141
2024	1,797	41	1,756
Thereafter	3,068	—	3,068
Total future minimum payments	$24,356	$195	$24,161
As of December 31, 2018, our net minimum payments under the noncancelable operating leases are as follows:

Year Ending December 31,	Minimum Lease Payments	Sublease Income	Net Minimum Lease Payments
	(in thousands)
2019	$2,027	$22	$2,005
2020	824	23	801
2021	729	24	705
2022	748	24	724
2023	606	25	581
Thereafter	296	25	271
Total future minimum payments	$5,230	$143	$5,087

Total rent expense paid to third parties was $2.8 million, $1.7 million and $0.7 million during the years ended December 31, 2019, 2018 and 2017, respectively.
In 2017 and 2019, we entered into sublease arrangements, as a sublessor, with a stockholder for space for our Chicago, Illinois office. See further discussion in Note 15. Rent expense incurred for sublease arrangements for the years ended December 31, 2019, 2018 and 2017 was not material.
In June 2019, we entered into an amendment to the lease agreement for our Mountain View office. The amendment makes changes to the original lease including (i) the addition of approximately 16,100 square feet of office space and (ii) an extension of our current lease term. The total future lease obligation is $12.7 million over the new lease term from July 2019 through January 2024.
In August 2019, we executed a lease amendment for office space from which our Chicago office operates. The total future lease obligation is approximately $8.4 million. The associated lease term ends in December 2026.
In November 2019, we executed a lease agreement for our office space in Denver, Colorado. The total future lease obligation is approximately $1.6 million. The associated lease term ends in January 2026.
Purchase Commitments
We purchase certain non-cancelable cloud-based subscription based software that has terms more than twelve months. As of December 31, 2019, the remaining purchase commitment was $3.1 million.

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
We record liabilities for legal and other contingencies when losses are probable and estimable.
Although the results of litigation and claims are inherently unpredictable, we have not recorded an accrual for such contingencies as we believe that there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of December 31, 2019 and 2018.
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

9.	Stockholders’ Equity
Redeemable Convertible Preferred Stock
We recorded our redeemable convertible preferred stock at fair value on the dates of issuance, net of issuance costs. Prior to the automatic conversion to our common stock in conjunction with our IPO, we classified our redeemable convertible preferred stock outside of stockholders’ deficit because it was redeemable in the future at the option of our preferred stock holders. We had concluded that the convertible preferred stock was considered probable of becoming redeemable. Accordingly, redeemable convertible preferred stock was accreted for the difference between the initial net carrying value and the redemption value on April 10, 2023, the earliest redemption date using the effective interest rate method. During the years ended December 31, 2019, 2018 and 2017, we recognized accretion of $0.1 million, $0.2 million, and $0.1 million, respectively, as an increase in the carrying value of the redeemable convertible preferred stock, and a decrease to our additional paid-in capital.
In March 2017, we issued 11,773,932 shares of Series D redeemable convertible preferred stock for total consideration of $52.5 million. The original issue price and initial conversion price of Series D redeemable convertible preferred stock was $4.4590 per share. Series D redeemable convertible preferred stock had the same liquidation preference, voting rights and conversion rights as Series B and Series C redeemable convertible preferred stock. The holders of Series D redeemable convertible preferred stock were entitled to receive noncumulative dividends, prior to and in preference of any declaration or payment of any dividends on the common stock, at a rate per annum of $0.3568 per share. Upon issuance of Series D redeemable convertible preferred stock, we increased the authorized number of shares to 80,000,000 shares of common stock and 45,960,013 shares of redeemable convertible preferred stock. We also revised the redemption rights of redeemable convertible preferred stock such that all series of outstanding redeemable convertible preferred stock are eligible to be redeemed for cash in full upon a written notice by a majority of the holders on or after March 10, 2022.
In April 2018, we issued 12,655,477 shares of Series E redeemable convertible preferred stock for a total consideration of $105.0 million. The original issue price and initial conversion price of Series E redeemable convertible preferred stock was $8.2968 per share. Series E redeemable convertible preferred stock had the same liquidation preference, voting rights and conversion rights as Series A, Series B, Series C and Series D redeemable convertible preferred stock. The holders of Series E redeemable convertible preferred stock were entitled to receive noncumulative dividends, prior to and in preference of any declaration or payment of any dividends on the common stock, at a rate per annum of $0.6638 per share. Upon issuance of Series E redeemable convertible preferred stock, we increased the authorized share number to 99,250,000 shares of common stock and 58,615,488 shares of redeemable convertible preferred stock. We also revised the redemption rights of redeemable convertible preferred stock such that all series of outstanding redeemable convertible preferred stock were eligible to be redeemed for cash in full upon a written notice by a majority of the holders on or after April 10, 2023.
In conjunction with our IPO in July 2019, all shares of redeemable convertible preferred stock then outstanding, totaling 58,615,488 shares, were automatically converted into an equivalent number of shares of common stock on a one-to-one basis and their carrying value, totaling $237.0 million, inclusive of accretion of redeemable convertible preferred stock, was reclassified into stockholders’ equity on our consolidated balance sheets. No shares of redeemable convertible preferred stock were issued or outstanding as of December 31, 2019.
Redeemable convertible preferred stock outstanding as of December 31, 2018 consisted of the following:

	December 31, 2018
	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Aggregate Liquidation Preference
	(in thousands)
Series A	10,394	10,394	$10,382	$10,650
Series B	8,935	8,935	19,957	20,000
Series C	14,857	14,857	49,407	49,500
Series D	11,774	11,774	52,397	52,500
Series E	12,655	12,655	104,786	105,000
Total redeemable convertible preferred stock	58,615	58,615	$236,929	$237,650

Prior to the conversion of the redeemable convertible preferred stock to common stock in July 2019, the stockholders of redeemable convertible preferred stock had the following rights, preferences, and privileges:
Dividend Rights
The holders of Series A, Series B, Series C, Series D and Series E redeemable convertible preferred stock were entitled to receive non-cumulative dividends, out of any assets legally available, prior and in preference to any declaration or payment of any dividend on the common stock at the rate of $0.081968, $0.1824, $0.2666, $0.3568, and $0.6638 per share, respectively (as adjusted for stock dividends, stock splits, combinations, or other similar recapitalizations) per annum on each outstanding share, when, as, and if declared by the board of directors. As of December 31, 2019 and 2018, we have never declared nor paid dividends.
Liquidation Preference
In the event of our voluntary or involuntary liquidation, dissolution, or winding up, or a deemed liquidation event, the holders of each series of redeemable convertible preferred stock outstanding were entitled to be paid out our assets available for distribution to stockholders, before any payment is made to the holders of common stock, an amount per share equal to the greater of (a) the applicable original issue price for such series of redeemable convertible preferred stock, plus any dividends declared but unpaid thereon, or (b) such amount per share as would have been payable had all shares of redeemable convertible preferred stock been converted into common stock immediately prior to such liquidation, dissolution, winding up or deemed liquidation. After the payment of all preferential amounts required to be paid to the holders of redeemable convertible preferred stock, our remaining assets available for distribution to our stockholders shall be distributed among the holders of shares of common stock, pro rata based on the number of shares of common stock held by such holder.
If, upon any such liquidation, dissolution, winding up, or deemed liquidation event, our assets available for distribution to our stockholders were insufficient to pay the holders of shares of redeemable convertible preferred stock the full amount to which they were entitled, the holders of redeemable convertible preferred stock would share ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on the shares were paid in full.

Voting Rights
The holders of each share of redeemable convertible preferred stock had the right to one vote for each share of common stock into which such redeemable convertible preferred stock could then be converted and, with respect to such vote, holders of redeemable convertible preferred stock were entitled to vote together with the holders of common stock as a single class.
Conversion Rights
Each share of redeemable convertible preferred stock was convertible, at the option of the holder, into fully paid and non-assessable shares of common stock determined by dividing the applicable original issue price by the applicable conversion price in effect at the time of conversion. The original issue prices and initial conversion prices of Series A, Series B, Series C, Series D, and Series E redeemable convertible preferred stock were $1.0246, $2.2384, $3.3318, $4.4590, and $8.2968 per share, respectively. As of December 31, 2018, each share of Series A, Series B, Series C, Series D, and Series E redeemable convertible preferred stock was convertible into common stock on a one-for-one basis.
Shares of Series A, Series B, Series C, Series D, and Series E redeemable convertible preferred stock would be automatically converted into fully paid shares of common stock immediately upon the earlier of: (a) the closing of the sale of shares of common stock to the public at a minimum price of $8.9180 per share, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to common stock, in a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, resulting in at least $50.0 million of gross cash proceeds to us or (b) the date and time, or occurrence of an event, specified by vote or written consent of the holders of a majority of the outstanding shares of Series A, Series B, Series C, Series D and Series E redeemable convertible preferred stock, respectively.
Redemption Rights
On or after April 10, 2023, all outstanding shares of redeemable convertible preferred stock would be eligible to be redeemed for cash in full upon a written notice by a majority of the holders of the outstanding redeemable convertible preferred stock. In the event of redemption, each holder of redeemable convertible preferred stock was entitled to receive the original issue price per share, plus any declared but unpaid dividends, in three annual installments.
Undesignated Preferred Stock
In connection with our IPO in July 2019, we filed an Amended and Restated Certificate of Incorporation which authorizes the issuance of 100,000,000 shares of undesignated preferred stock, par value of $0.001 per share, with rights and preferences, including voting rights, designated from time to time by our board of directors. No shares of preferred stock were issued or outstanding as of December 31, 2019.
Common Stock
In December 2019, we completed a secondary offering in which certain stockholders sold 2,777,327 shares of common stock at an offering price of $27.00 per share. The selling stockholders received all of the net proceeds from the sale of shares in this offering. We did not sell any shares or receive any proceeds in this secondary offering.
In July 2019, upon completion of our IPO, we sold 14,590,050 shares of our common stock at an offering price of $28.00 per share, including 1,903,050 shares of common stock pursuant to the exercise in full of the underwriters' option to purchase additional shares. We raised net proceeds of $377.5 million, after deducting underwriting discounts and commissions of $28.6 million and offering costs of approximately $2.4 million. In connection with the IPO, we filed an Amended and Restated Certificate of Incorporation which authorizes the issuance of 900,000,000 shares of common stock with a par value of $0.001 per share.
In December 2018, certain of our employees and stockholders sold 2,138,302 shares of our common stock and 57,945 shares of our redeemable convertible preferred stock at a price of $7.4672 per share to investors. The purchase price per share in the secondary transaction was in excess of the fair value of our outstanding common stock at the time of the transaction and accordingly, upon the completion of the transaction, we recorded $2.3 million in stock-based compensation expense related to the excess of the sales price per share of common stock over the fair value of the our common stock at the time of the transaction. We did not sell any shares or receive any proceeds from the transaction.

In December 2017, certain of our employees and stockholders sold 605,345 shares of our common stock at a price of $1.88 per share to investors, which was the fair value of our common stock at the time of the transaction. We did not sell any shares or receive any proceeds from the transaction.
As of December 31, 2019 and 2018, we reserved shares of common stock, on an as-if-converted basis, for future issuance as follows:

	December 31,
	2019	2018
	(in thousands)
Redeemable convertible preferred stock	—	58,615
Outstanding warrants to purchase common stock	695	785
Outstanding options to purchase common stock	14,020	17,571
Outstanding restricted stock units	5,208	1,827
Restricted stock awards subject to repurchase	736	—
Estimated shares for future ESPP purchase	890	—
Available for future issuance	8,160	1,741
Total	29,709	80,539

10.	Common Stock Warrants
Common stock warrants outstanding as of December 31, 2019 are as follows:

Holder	Issue Date	Outstanding Shares	Exercise Price	Exercisable Shares	Expiration Date
	(in thousands, except per share data)
Partner	3/1/2015	695	$2.28	695	2/28/2025
		695		695
Common stock warrants outstanding as of December 31, 2018 are as follows:

Holder	Issue Date	Outstanding Shares	Exercise Price	Exercisable Shares	Expiration Date
	(in thousands, except per share data)
Bank	4/16/2015	28	$0.36	28	9/5/2024
Bank	4/16/2015	63	$0.80	63	4/16/2025
Partner	3/1/2015	694	$2.28	694	2/28/2025
		785		785

Warrant activities during the years ended December 31, 2019, 2018 and 2017 were:

Shares
(in thousands)
Balance as of January 1, 2017	2,188
Exercised	(361)
Forfeited or expired	(1,042)
Balance as of December 31, 2017	785
Exercised, forfeited or expired	—
December 31, 2018	785
Exercised	(90)
December 31, 2019	695

Common stock warrants covering 90,277 shares of common stock were exercised during the year ended December 31, 2019 for proceeds of approximately $0.1 million. No warrants were exercised during the year ended December 31, 2018. During the year ended December 31, 2017, 361,425 common stock warrants were exercised for total proceeds of $0.3 million.

11.	Stock-Based Compensation
In November 2008, we adopted the EosHealth, Inc. 2008 Stock Incentive Plan (the “2008 Plan”), and in April 2014 we adopted the Livongo Health, Inc. 2014 Stock Incentive Plan (the “2014 Plan”) to grant equity-based incentives to certain officers, directors, consultants and employees. The 2014 Plan was intended as the successor to the 2008 Plan. Following April 22, 2014 (the “Effective Date”), no additional stock awards were granted under the 2008 Plan. From and after the Effective Date, all outstanding stock awards granted under the 2008 Plan remain subject to the terms of the 2008 Plan; however, if any shares underlying outstanding stock awards granted under the 2008 Plan expire or are terminated for any reasons prior to exercise, settlement or forfeiture because of the failure to meet a contingency or condition required to vest, such shares became available for issuance pursuant to awards granted under the 2014 Plan. All awards granted on or after the adoption of the 2014 Plan but prior to the adoption of the 2019 Plan (as defined below) were subject to the terms of the 2014 Plan.
In July 2019, our board of directors adopted, and our stockholders approved, our 2019 Equity Incentive Plan (the "2019 Plan" and, together with the 2014 Plan and 2008 Plan, the “Plans”). Our 2019 Plan became effective as of the business day immediately prior to the effective date of our IPO. Our 2019 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), to our employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, and performance shares to our employees, directors, and consultants and our parent and subsidiary corporations’ employees and consultants. A total of 8,004,000 shares of our common stock have been reserved for issuance pursuant to our 2019 Plan. In addition, the shares reserved for issuance under our 2019 Plan include (i) shares that were reserved but unissued under our 2014 Plan as of immediately prior to its termination, plus (ii) shares subject to awards under our 2014 Plan, and our 2008 Plan that, on or after the termination of the 2014 Plan, expire or terminate and shares previously issued pursuant to our 2014 Plan or 2008 Plan, as applicable, that, on or after the termination of the 2014 Plan, are forfeited or repurchased by us (provided that the maximum number of shares that may be added to our 2019 Plan from the 2014 Plan and 2008 Plan is 21,770,029 shares). The number of shares of our common stock available for issuance under our 2019 Plan will also include an annual increase on the first day of each fiscal year beginning on January 1, 2020, equal to the least of: (i) 7,120,000 shares; (ii) 4% of the outstanding shares of our common stock as of the last day of our immediately preceding fiscal year; or (iii) such other amount as our board of directors may determine as of no later than the last day of our immediately preceding fiscal year.

Stock Options
Stock options granted generally vest over four years with 25% of the option shares vesting one year from the vesting commencement date and then ratably on a monthly basis over the following 36 months. Options generally expire 10 years from the date of grant. Stock option activity under the Plans for the periods presented is as follows:

		Options Outstanding
	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands, except per share data and years)
Balance as of January 1, 2017	208	12,209	$0.79	8.3	$9,623
Shares authorized	8,661	—	—
Granted	(5,996)	5,996	$1.88
Exercised	—	(1,372)	$0.78
Forfeited	1,205	(1,205)	$0.87
Restricted stock awards granted	(1,064)	—	—
Balance as of December 31, 2017	3,014	15,628	$1.20	8.2	$10,559
Shares authorized	3,196	—	—
Granted	(5,016)	5,016	$3.62
Exercised	—	(1,454)	$1.19
Forfeited	1,619	(1,619)	$2.25
Performance RSUs granted	(1,830)	—	—
Restricted stock awards forfeited	754	—	—
Performance RSUs forfeited	4	—	—
Balance as of December 31, 2018	1,741	17,571	$1.80	7.7	$89,990
Shares authorized	10,504	—	—
Adjustment to plan	59	—	—
Exercised	—	(2,766)	$1.12
Forfeited or cancelled	785	(785)	$3.36
Restricted stock awards granted	(982)	—	—
Restricted stock units, Performance RSUs and Performance stock units (PSUs) granted	(4,103)	—	—
Restricted stock units, Performance RSUs and Performance stock units (PSUs) forfeited	121	—	—
Restricted stock units, Performance RSUs and Performance stock units (PSUs) returned to plan	35	—	—
Balance as of December 31, 2019	8,160	14,020	$1.85	6.7	$325,474
Vested and exercisable as of December 31, 2018		8,999	$0.97	6.7	$53,566
Vested and exercisable as of December 31, 2019		9,698	$1.44	6.2	$229,110

The aggregate intrinsic value of stock option awards exercised was $54.1 million, $5.5 million and $1.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. Aggregate intrinsic value represents the difference between the exercise price and the fair value of the shares underlying common stock on the date of exercise.
The weighted-average grant date fair value of stock options granted to employees during the years ended December 31, 2018 and 2017 was $1.52 per share and $0.75 per share, respectively. No options were granted during the year ended December 31, 2019. As of December 31, 2019, total unrecognized compensation expense related to unvested stock options, Performance RSUs and restricted stock units granted to employees was $36.3 million, which is expected to be recognized over a weighted-average period of 3.2 years.
Determination of Fair Value
The fair value of each option award granted to employees is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions, including the fair value of the underlying common stock, the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates, and the dividend yield of our common stock. The assumptions used to determine the fair value of the option awards represent our best estimates. These estimates involve inherent uncertainties and the application of our judgment. The related stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the awards, which is generally four years.
The Black-Scholes option pricing model assumptions used in evaluating our awards to employees are as follows:

	Year Ended December 31,
	2019	2018	2017
Expected term (years)	n/a	6.0 - 6.8	6.3
Expected volatility	n/a	36.6% - 38.7%	37.1%
Risk-free interest rate	n/a	2.8% - 2.9%	2.0% - 2.3%
Dividend yield	n/a	—%	—%

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
The estimated fair value of these options and restricted stock units were determined on the date of grant using the Monte Carlo simulation model, which utilizes multiple input variables to simulate a range of our possible future equity values and estimates the probabilities of the potential payouts. The determination of the estimated grant date fair value of these options and restricted stock units is affected by our equity valuation and a number of assumptions including our future estimated enterprise value, our risk-free interest rate, expected volatility and dividend yield. The following assumptions were used to calculate the fair value of these options and restricted stock units in the Monte Carlo simulation model at the grant dates:

	Year Ended December 31,
	2019	2018
Expected term (years)	10.0	9.6 - 10.0
Expected volatility	59.0%	60.0% - 64.0%
Risk-free interest rate	2.8%	2.6% - 2.9%
Dividend yield	—%	—%

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
The aggregate grant date fair values of these market-based restricted stock units granted during the year ended December 31, 2019 and market-based options granted during the year ended December 31, 2018 were $0.8 million and $2.4 million, respectively. We recognized stock-based compensation expense of $0.8 million and $0.5 million for the years ended December 31, 2019 and 2018, respectively, in connection with these service- and market-based grants. Additionally, we recognized stock-based compensation expense of $0.2 million related to the canceled market-based options for the year ended December 31, 2019.
The unrecognized stock-based compensation expense for market-based awards as of December 31, 2019 was $1.7 million, which is expected to be recognized over a weighted-average period of 2.7 years.
Restricted Stock Awards

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested balance, January 1, 2017	110	$0.91
Issued	1,064	$1.88
Vested	(47)	$0.83
Unvested balance, December 31, 2017	1,127	$1.83
Issued	—	$—
Vested	(373)	$1.73
Cancelled	(754)	$1.88
Unvested balance, December 31, 2018	—	$—
Issued	982	$9.76
Vested	(246)	$9.76
Unvested balance, December 31, 2019	736	$9.76

In August 2017, we issued restricted stock awards to two executives. The grant date fair value of these restricted stock awards was $2.0 million. During the year ended December 31, 2018, 753,546 shares of these restricted stock awards were subsequently cancelled. In March 2019, we issued a restricted stock award covering 982,301 shares of our common stock to an executive with a grant date fair value of $9.6 million.
We recognized restricted stock awards related stock-based compensation expense of $4.1 million, $0.6 million and $0.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, the unrecognized stock-based compensation expense related to these restricted stock awards was $5.5 million, which is expected to be recognized over a weighted-average period of 2.7 years.

Restricted Stock Units

	Restricted Stock Units, Performance RSUs and PSUs	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested as of December 31, 2017	—	$—
Granted	1,830	$6.40
Vested	—	$—
Forfeited	(3)	$3.92
Unvested as of December 31, 2018	1,827	$6.42
Granted	4,102	$12.49
Vested	(1,100)	$7.80
Forfeited	(121)	$9.28
Unvested as of December 31, 2019	4,708	$11.31

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
Subsequent to our IPO in July 2019, we grant restricted stock units to our executives, employees and consultants that only contain service-based vesting conditions ("RSUs"). The service-based vesting condition is generally satisfied over four years on a quarterly basis, with each 1/16 vesting on prefixed quarterly vesting anchor dates, subject to the grantee's continued service with us through the vesting dates.
During the year ended December 31, 2019, we also issued other sales performance-based restricted stock units covering 100,000 shares which consist of both service- and performance-based vesting conditions including both the achievement of certain sales milestones and our IPO. The service-based vesting condition will be satisfied over four years from the date the sales milestones are met. The performance-based vesting condition is satisfied upon both the achievement of certain sales milestones and our IPO. Stock-based compensation expense related to these restricted stock units that are expected to vest was $0.3 million during the year ended December 31, 2019.
In January 2019, we granted restricted stock units covering 982,301 shares to an executive that contain only service-based vesting conditions over a four year period and recognized stock-based compensation expense of $1.8 million for the year ended December 31, 2019. In addition, we granted restricted stock units covering 491,151 shares that immediately vested on the grant date and recognized $3.8 million of stock-based compensation expense in our consolidated statements of operations for the year ended December 31, 2019.
Vested RSUs covering 600,354 shares of our common stock were released during the year ended December 31, 2019, with aggregate grant date fair value of $5.3 million. Vested RSUs covering 499,493 shares of common stock with aggregate grant date fair value of $3.2 million were not released as of December 31, 2019 due to lock up period restriction, which expired in January 2020.
During the year ended December 31, 2019, $24.1 million stock-based compensation expense related to RSUs and performance RSUs was recognized in our consolidated statement of operations. For the year ended December 31, 2018, there was no stock-

based compensation expense related to the Performance RSUs because the performance vesting condition was not deemed probable of occurring.
2019 Employee Stock Purchase Plan
In July 2019, our board of directors adopted, and our stockholders approved, our Employee Stock Purchase Plan, ("ESPP"). Our ESPP became effective as of the business day immediately prior to the effective date of our IPO. A total of 890,000 shares of our common stock are available for sale under our ESPP. In addition, the number of shares available for sale under our ESPP will include an annual increase on the first day of each fiscal year beginning on January 1, 2020, equal to the least of: (i) 2,670,000 shares, (ii) 1% of the outstanding shares of our common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as our board of directors may determine as of no later than the last day of our immediately preceding fiscal year. Each offering period will be approximately six months in duration commencing on the first trading day on or after May 15 and November 15 of each year and terminating on the first trading day on or after November 15 and May 15 approximately six months later, provided however that the first offering period commenced on the first trading day after our IPO date and will end on May 15, 2020.
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
As of December 31, 2019, no shares of common stock have been purchased under our ESPP.
During the year ended December 31, 2019, we recognized $0.7 million in stock-based compensation expense related to our ESPP in our consolidated statement of operations. As of December 31, 2019, the unrecognized stock-based compensation expense related to our ESPP is $0.6 million, which is expected to be recognized over a weighted average period of 0.4 year.
We estimated the fair value of ESPP purchase rights for our first offering period using a Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31, 2019
Expected term (years)	0.77
Expected volatility	50.6%
Risk-free interest rate	1.9%
Dividend yield	—%

Award Modifications
In 2018, our board of directors approved modifications to three outstanding restricted stock awards granted under the 2014 Plan, one held by a former employee providing services to us as of that date and the other two held by employees. One modification was to immediately vest 23,363 shares subject to restricted stock awards held by the former employee in September 2018, resulting in additional stock-based compensation expense of $0.1 million that was recognized in the consolidated statements of operations during the year ended December 31, 2018. The other two modifications were related to the cancellation of 753,546 shares subject to restricted stock awards and the grant of Performance RSUs covering 376,772 shares. Prior to the performance-based vesting condition for these Performance RSUs that was satisfied upon our IPO, we recognized stock-based compensation expense based on the remaining amount stock-based compensation expense measured for the restricted stock awards. In conjunction with our IPO in July 2019, the performance-based vesting condition for these Performance RSUs was satisfied, and we recognized the incremental stock-based compensation expense of $2.0 million related to the Performance RSUs in our consolidated statement of operations. As of December 31, 2019, unrecognized expense of these Performance RSUs is $0.6 million, which is expected to be recognized over the remaining weighted average period of 1.6 years.

In June 2019, we amended an executive’s restricted stock award agreement, originally executed in March 2019 covering 982,301 shares of our common stock. The amendment (i) revised the forfeiture provision to be applicable in the event that the executive ceases providing services to us as a result of his termination with cause prior to February 2020, then any vested shares as of such date will be forfeited immediately and (ii) removed our and certain preferred investors’ repurchase option for any vested restricted stock awards. As a result of this modification, we recognized $2.2 million of stock-based compensation expense in our consolidated statement of operations on the modification date.
Stock-Based Compensation Expense
Stock-based compensation expense in the consolidated statements of operations is summarized as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Cost of revenue	$151	$18	$—
Research and development expenses	8,182	2,188	541
Sales and marketing expenses	7,659	916	413
General and administrative expenses	16,640	3,210	1,164
Total stock-based compensation expense	$32,632	$6,332	$2,118

Stock-based compensation expense of $0.4 million, $0.2 million and less than $0.1 million related to capitalized internal-use software was capitalized within property and equipment, net on our consolidated balance sheets during the years ended December 31, 2019, 2018 and 2017, respectively.
Under ASC 606, stock-based compensation expense of $0.2 million associated with costs to obtain client contracts was capitalized within deferred costs on our consolidated balance sheets during the year ended December 31, 2019.

12.	Income Taxes
We recorded an income tax benefit of $1.4 million, a provision of less than $0.1 million and a benefit of less than $0.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. The income tax provision for the year ended December 31, 2019 was primarily due to the state and foreign income tax expense and tax benefit related to a partial release of the valuation allowance in connection with the myStrength acquisition. The income tax provision and benefit for the years ended December 31, 2018 and 2017, respectively, was primarily due to state and foreign income tax expense and federal benefit related to release of a valuation allowance as a result of our acquisitions.
The deferred tax liability provided an additional source of taxable income to support the realizability of pre-existing deferred income tax assets.
Loss before provision for income taxes consisted of the following:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Domestic	$(56,675)	$(33,422)	$(16,939)
Foreign	36	68	20
Total	$(56,639)	$(33,354)	$(16,919)

Our provision for (benefit from) income taxes consisted of the following:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Current:
U.S. Federal	$—	$—	$—
State	20	7	2
Foreign	7	21	6
Total current	$27	$28	$8
Deferred:
U.S. Federal	$(1,064)	$—	$(61)
State	(332)	—	(8)
Foreign	—	—	—
Total deferred	$(1,396)	$—	$(69)
Total provision for (benefit from) income taxes	$(1,369)	$28	$(61)

The reconciliation of federal statutory income tax rate to our effective income tax rates is as follows:

	Year Ended December 31,
	2019	2018	2017
Expected income tax benefit at the federal statutory rate	21.00%	21.00%	34.00%
State taxes, net of federal benefit	(0.06)	(0.01)	0.04
Foreign losses taxed at different rates	(0.01)	(0.11)	—
Research and development credit, net	4.39	2.79	3.56
Tax Cuts and Jobs Act revaluation	—	—	(57.00)
Non-deductible items	(0.97)	(0.53)	(1.15)
Stock-based compensation	12.00	2.59	1.90
Other	0.03	0.76	(0.85)
Release of valuation allowance due to acquisition	2.47	—	—
Change in valuation allowance	(36.43)	(26.57)	19.86
Total	2.42%	(0.08)%	0.36%

Deferred tax assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Management assesses whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets are reduced by a valuation allowance to the extent management believes it is not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management makes estimates and judgments about future taxable income based on assumptions that are consistent with our plans and estimates.

Significant components of our deferred tax assets are summarized as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Deferred tax assets:
Federal and state net operating loss carryforwards	$45,193	$31,508	$15,307
Research and development tax credits	7,771	3,794	2,127
Stock-based compensation	8,434	2,055	585
Accruals and reserves	1,270	1,009	405
Deferred revenue	4,127	2,487	1,286
Other	573	230	71
Gross deferred tax assets	67,368	41,083	19,781
Valuation allowance	(59,267)	(38,310)	(19,302)
Net deferred tax assets	$8,101	$2,773	$479
Deferred tax liabilities:
Property and equipment	(2,450)	(1,313)	(436)
Acquired intangible assets	(4,119)	(1,460)	(43)
Prepaid insurance and deferred commissions	(1,532)	—	—
Net deferred tax liabilities	$(8,101)	$(2,773)	$(479)
Net deferred tax assets	$—	$—	$—

Due to the uncertainties surrounding the realization of deferred tax assets through future taxable income, we have provided a full valuation allowance, and therefore no benefit has been recognized for the net operating loss carryforwards and other deferred tax assets. The valuation allowance increased by $21.0 million and $19.0 million during the years ended December 31, 2019 and 2018, respectively. We maintain a full valuation allowance against the net federal and state deferred tax assets as it is not more likely than not that the assets will be realized based on our history of losses.
As of December 31, 2019, 2018 and 2017, we had net operating loss carryforwards and tax credit carryforwards as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net operating losses, federal	$189,284	$122,824	$66,906
Net operating losses, California	9,512	6,251	3,144
Net operating losses, other states	80,808	57,494	11,396
Tax credits, federal	6,630	3,312	2,070
Tax credits, state	4,258	2,273	1,292
Total	$290,492	$192,154	$84,808

As of December 31, 2019, we had $189.3 million of federal and $90.3 million of state net operating loss carryforwards available to offset future taxable income. Carryforwards generated in tax years ended December 31, 2017 and prior will expire in varying amounts beginning in 2024. Carryforwards generated in the tax year ended December 31, 2018 and future years do not expire for federal purposes.
As of December 31, 2019, we had $6.6 million of federal research credits and $4.3 million of state research credits available to offset future tax liabilities. The federal credit carryforwards expire beginning in 2034. The state credits do not expire. Federal and California tax laws impose limitations on the utilization of NOL and credit carryforwards in the event of an "ownership change" for tax purposes, as defined in Section 382 of the Code. Accordingly, our ability to utilize these carryforwards may be limited as a result of such "ownership change."

We have no present intention of remitting undistributed earnings of foreign subsidiaries and, accordingly, no deferred tax liability has been established related to these earnings. Determination of the amount of an unrecognized deferred tax liability on these undistributed earnings is not practicable.
Uncertain Tax Positions
We are required to inventory, evaluate, and measure all uncertain tax positions taken or to be taken on tax returns and to record liabilities for the amount of such positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities. As of December 31, 2019, our total gross unrecognized tax benefits were $3.1 million exclusive of interest and penalties described below. As of December 31, 2018, our total gross unrecognized tax benefits were $1.8 million exclusive of interest and penalties described below. Because of our valuation allowance position, none of unrecognized tax benefits, if recognized, would reduce the effective tax rate in a future period. We do not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.
A reconciliation of the beginning and ending balances of the unrecognized tax benefits during the years ended December 31, 2019, 2018 and 2017 is presented below:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Unrecognized benefit—beginning of year	$1,791	$1,235	$—
Gross increases—current year tax positions	1,326	556	337
Gross increases—prior year tax positions	—	—	898
Decreases—prior year tax positions	—	—	—
Unrecognized benefit—end of year	$3,117	$1,791	$1,235

As of December 31, 2019 and 2018, we recorded no liability related to uncertain tax positions on the financial statements due to the fact that, if realized, all positions would result in additional utilization of deferred carryover attributes. Our policy is to include interest and penalties related to unrecognized tax benefits as a component of other income, net. The actual amount of any taxes due could vary significantly depending on the ultimate timing and nature of any settlement. We do not believe it is reasonably possible that a significant change in unrecognized tax benefits will occur in the next twelve months.
We file federal, state, and foreign income tax returns in the U.S. and abroad. For U.S. federal and state income tax purposes, the statute of limitations currently remains open for all years due to our NOL carryforwards. We are not currently under examination in any jurisdiction.
On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law making significant changes to the Code. Changes include, but are not limited to, a U.S. corporate income tax rate (“U.S. federal tax rate”) decrease to 21% effective January 1, 2018. As a result of the decrease in the U.S. federal tax rate to 21% effective January 1, 2018, we remeasured our deferred tax assets and liabilities using the U.S. federal tax rate that will apply when the related temporary differences are expected to reverse. Accordingly, this change in tax rate resulted in a reduction in our U.S. deferred tax assets by $9.7 million in 2017, which was fully offset by a corresponding reduction in our valuation allowance.
Other provisions of the TCJA include one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. The one-time repatriation tax is based on the post-1986 earnings and profits that were previously deferred from U.S. income taxes. Due to our minimal foreign earnings and net operating loss carryforwards, the one-time repatriation tax did not result in additional income tax expense.

13.	Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to our common stockholders:

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except per share data)
Net loss	$(55,270)	$(33,382)	$(16,858)
Accretion of redeemable convertible preferred stock	(96)	(162)	(143)
Net loss attributable to common stockholders	$(55,366)	$(33,544)	$(17,001)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	50,930	16,573	14,442
Net loss per share attributable to common stockholders, basic and diluted	$(1.09)	$(2.02)	$(1.18)

As we have reported net loss for each of the periods presented, all potentially dilutive securities are antidilutive. The following potential outstanding shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Redeemable convertible preferred stock	—	58,615	45,960
Stock options	14,020	17,571	15,628
Restricted stock awards subject to repurchase	736	—	1,127
Common stock warrants	695	785	785
Unvested restricted stock units, Performance RSUs and PSUs	4,708	—	—
ESPP obligations	77	—	—
Total anti-dilutive shares	20,236	76,971	63,500

The table above does not include 1,826,667 Performance RSUs outstanding as of December 31, 2018, as these Performance RSUs and restricted stock units were subject to either performance-based or market-based vesting conditions that were not met as of such date.

14.	Segment Information
We operate as one operating segment as we only report financial information on an aggregate and consolidated basis to the Chief Executive Officer, our chief operating decision maker, who regularly reviews financial operating results on a consolidated basis for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results, and plans for components or types of products or services below the consolidated unit level. As of December 31, 2019 and 2018, substantially all of our long-lived assets were located in the United States and all revenue was earned in the United States for the years ended December 31, 2019, 2018 and 2017.

15.	Related Party Transactions
During the years ended December 31, 2018 and 2017, we paid less than $0.1 million and $0.3 million, respectively, shared service fees related to financial, legal, and administrative support to a stockholder pursuant to a shared services agreement. Fees paid under this arrangement during the year ended December 31, 2019 were immaterial.
We had an employment arrangement with a managing partner of a stockholder. Salary paid under the employment agreement for the years ended December 31, 2018 and 2017 was $0.1 million and $0.2 million, respectively. No such fees was paid during the year ended December 31, 2019.

In 2014, we entered into a sublease agreement with a stockholder for office space from which our Chicago office operates. Rent expense was allocated to us based on space used. The sublease term totaled five years, which equaled the term of the underlying lease agreement. In March 2017, the master lease agreement was transferred to us and the stockholder subleased from us. Sublease income recorded for this sublease for the years ended December 31, 2019, 2018 and 2017 was not material.
In February 2019, we assumed an additional lease agreement previously held by a stockholder for our Chicago office space with an initial expiration date in December 2024. We entered into a sublease agreement with the stockholder for a portion of the leased space. The sublease term expires in December 2024. Sublease income recorded for this sublease was not material for the year ended December 31, 2019.

16.	Employee Benefits
We sponsor a 401(k) plan for employees, which provides for us to make discretionary matching or discretionary annual contributions to the plan. We made no contributions to the plan during the years ended December 31, 2018 and 2017. During the year ended December 31, 2019, we recorded expense of $0.9 million related to our 401(k) plan.

17.	Subsequent Events
In January 2020, the lock-up restriction related to our IPO expired and 589,323 shares of common stock were issued for the net settlement of RSUs covering 820,332 shares that vested upon expiration of the lock-up restriction.

Supplemental Quarterly Financial Data (Unaudited)
The following table sets forth selected unaudited consolidated statement of operations data for each quarter of the years ended December 31, 2019 and 2018 (in thousands, except per share amounts).
We adopted ASC 606 on a modified retrospective basis for annual periods beginning on January 1, 2019 and for interim periods within annual periods beginning on January 1, 2020. However, we have presented the quarterly results of operations data below for the three quarters of 2019 to reflect the adoption of ASC 606 as of January 1, 2019 on a modified retrospective basis.  The quarterly results of operations data for the first three quarters of 2019 presented below differ from the financial statements included in each of the Company's 2019 Quarterly Reports on Form 10-Q as those financial statements were prepared using ASC 605.
In addition, we have revised our balance sheets and quarterly statements of operations for the first three quarters of 2019 for items (as more fully described below) identified subsequent to the filing of those Quarterly Reports on Form 10-Q. We evaluated the materiality of these revisions, quantitatively and qualitatively. We concluded that these items were not material to any of our previously issued consolidated financial statements. However, for comparability, these revised amounts will be reflected in the 2020 Quarterly Reports on Form 10-Q that will contain such 2019 comparative financial information.

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019(1)	June 30, 2019(1)	September 30, 2019(1)	December 31, 2019
	(in thousands)
Revenue	$12,462	$15,981	$18,782	$21,206	$32,067	$40,915	$46,860	$50,356
Cost of revenue	3,104	4,709	5,558	6,898	9,863	11,964	11,448	12,883
Gross profit	9,358	11,272	13,224	14,308	22,204	28,951	35,412	37,473
Operating expenses:
Research and development	4,148	5,533	6,804	8,376	8,994	10,291	17,794	12,763
Sales and marketing	5,611	7,755	11,026	12,041	14,643	17,833	23,923	21,661
General and administrative	3,943	4,497	6,408	8,215	14,114	13,702	14,182	13,678
Change in fair value of contingent consideration	—	—	—	(1,200)	674	282	55	(168)
Total operating expenses	13,702	17,785	24,238	27,432	38,425	42,108	55,954	47,934
Loss from operations	(4,344)	(6,513)	(11,014)	(13,124)	(16,221)	(13,157)	(20,542)	(10,461)
Other income, net	136	329	505	671	462	185	1,409	1,686
Loss before provision for income taxes	(4,208)	(6,184)	(10,509)	(12,453)	(15,759)	(12,972)	(19,133)	(8,775)
Provision for (benefit from) income taxes	7	7	7	7	(1,388)	5	6	8
Net loss	$(4,215)	$(6,191)	$(10,516)	$(12,460)	$(14,371)	$(12,977)	$(19,139)	$(8,783)
Net loss attributable to common stockholders	$(4,252)	$(6,231)	$(10,558)	$(12,502)	$(14,412)	$(13,019)	$(19,152)	$(8,783)
Net loss per share attributable to common stockholders, basic and diluted(2)	$(0.26)	$(0.38)	$(0.64)	$(0.72)	$(0.79)	$(0.69)	$(0.27)	$(0.09)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	16,206	16,238	16,538	17,300	18,207	18,916	72,197	94,347
______________

(1)
The results of operations for each of the three months ended March 31, June 30, and September 30, 2019 have been adjusted to reflect the adoption of ASC 606 as if the adoption occurred on January 1, 2019 and the items as explained below. See Note 2 and Note 3 for further information related to the adoption of ASC 606.

(2)
Basic and diluted net loss per share attributable to common stockholders are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted per share information.

As a result of the adoption ASC 606 for the year ended December 31, 2019, our financial condition and results of operations for the interim periods during 2019 have been adjusted to reflect the ASC 606 impact as if we adopted ASC 606 on January 1, 2019. In addition, we made other adjustments to our financial results for the first quarter through the third quarter of 2019 to correct errors that consist of (i) a $1.9 million total adjustment for the capitalization and amortization of device costs for Livongo for Hypertension and Livongo for Prediabetes and Weight Management, (ii) a $1.2 million total reduction of sales and marketing expenses for the capitalization and amortization of certain sales commissions, and (iii) a $0.4 million increase in sales and marketing expenses.
The following tables summarize the impact of ASC 606 adoption and the items discussed above on the financial condition and results of operations for the first three quarterly periods during the year ended December 31, 2019:
Consolidated Balance Sheets:

	As of March 31, 2019
	As Previously Reported	ASC 606 Adoption Impact	Other Adjustments(1)	As Adjusted
	(in thousands)
Assets:
Deferred costs and other, current	$9,341	$1,679	$328	$11,348
Total current assets	$109,826	$1,679	$328	$111,833
Deferred costs and other, noncurrent	$4,749	$2,396	$(51)	$7,094
Total assets	$181,837	$4,075	$277	$186,189
Liabilities, redeemable convertible preferred stock and stockholders' deficit:
Accrued expenses and other current liabilities	$22,934	$(362)	$(560)	$22,012
Total current liabilities	$35,741	$(362)	$(560)	$34,819
Total liabilities	$45,834	$(362)	$(560)	$44,912
Accumulated deficit	$(128,573)	$4,437	$837	$(123,299)
Total stockholders' deficit	$(100,967)	$4,437	$837	$(95,693)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$181,837	$4,075	$277	$186,189

	As of June 30, 2019
	As Previously Reported	ASC 606 Adoption Impact	Other Adjustments(1)	As Adjusted
	(in thousands)
Assets:
Deferred costs and other, current	$10,969	$1,515	$1,246	$13,730
Prepaid expenses and other assets	$5,718	$—	$532	$6,250
Total current assets	$103,773	$1,515	$1,778	$107,066
Deferred costs and other, noncurrent	$4,947	$2,270	$(51)	$7,166
Total assets	$177,209	$3,786	$1,727	$182,722
Liabilities, redeemable convertible preferred stock and stockholders' deficit:
Accrued expenses and other current liabilities	$24,318	$(607)	$(421)	$23,290
Total current liabilities	$38,103	$(607)	$(421)	$37,075
Total liabilities	$49,667	$(607)	$(421)	$48,639
Accumulated deficit	$(142,817)	$4,393	$2,148	$(136,276)
Total stockholders' deficit	$(109,470)	$4,393	$2,148	$(102,929)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$177,209	$3,786	$1,727	$182,722

	As of September 30, 2019
	As Previously Reported	ASC 606 Adoption Impact	Other Adjustments(1)	As Adjusted
	(in thousands)
Assets:
Deferred costs and other, current	$12,223	$1,472	$1,998	$15,693
Accounts receivable, net	$40,901	$—	$(394)	$40,507
Prepaid expenses and other assets	$9,350	$—	$738	$10,088
Total current assets	$483,568	$1,472	$2,342	$487,382
Deferred costs and other, noncurrent	$4,586	$2,028	$(51)	$6,563
Total assets	$554,905	$3,500	$2,291	$560,696
Liabilities, redeemable convertible preferred stock and stockholders' deficit:
Accrued expenses and other current liabilities	$28,803	$(872)	$(449)	$27,482
Total current liabilities	$42,115	$(872)	$(449)	$40,794
Total liabilities	$53,579	$(872)	$(449)	$52,258
Accumulated deficit	$(162,529)	$4,372	$2,740	$(155,417)
Total stockholders' equity	$501,326	$4,372	$2,740	$508,438
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$554,905	$3,500	$2,291	$560,696

Consolidated Statement of Operations:

	Three Months Ended March 31, 2019
	As Previously Reported	ASC 606 Adoption Impact	Other Adjustments(1)	As Adjusted
	(in thousands, except per share data)
Revenue	$32,061	$6	$—	$32,067
Cost of revenue	$10,140	$—	$(277)	$9,863
Gross profit	$21,921	$6	$277	$22,204
Sales and marketing	$14,949	$254	$(560)	$14,643
Total operating expenses	$38,731	$254	$(560)	$38,425
Loss from operations	$(16,810)	$(248)	$837	$(16,221)
Loss before provision for income tax	$(16,348)	$(248)	$837	$(15,759)
Net loss	$(14,960)	$(248)	$837	$(14,371)
Net loss attributable to common stockholders	$(15,001)	$(248)	$837	$(14,412)
Net loss per share attributable to common stockholders, basic and diluted(2)	$(0.82)	$(0.02)	$0.05	$(0.79)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	18,207			18,207

	Three Months Ended June 30, 2019
	As Previously Reported	ASC 606 Adoption Impact	Other Adjustments(1)	As Adjusted
	(in thousands, except per share data)
Revenue	$40,886	$29	$—	$40,915
Cost of revenue	$12,883	$—	$(919)	$11,964
Gross profit	$28,003	$29	$919	$28,951
Sales and marketing	$18,152	$73	$(392)	$17,833
Total operating expenses	$42,427	$73	$(392)	$42,108
Loss from operations	$(14,424)	$(44)	$1,311	$(13,157)
Loss before provision for income tax	$(14,239)	$(44)	$1,311	$(12,972)
Net loss	$(14,244)	$(44)	$1,311	$(12,977)
Net loss attributable to common stockholders	$(14,286)	$(44)	$1,311	$(13,019)
Net loss per share attributable to common stockholders, basic and diluted(2)	$(0.76)	$—	$0.07	$(0.69)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	18,916			18,916

	Three Months Ended September 30, 2019
	As Previously Reported	ASC 606 Adoption Impact	Other Adjustments(1)	As Adjusted
	(in thousands, except per share data)
Revenue	$46,658	$202	$—	$46,860
Cost of revenue	$12,199	$—	$(751)	$11,448
Gross profit	$34,459	$202	$751	$35,412
Sales and marketing	$23,543	$221	$159	$23,923
Total operating expenses	$55,574	$221	$159	$55,954
Loss from operations	$(21,115)	$(19)	$592	$(20,542)
Loss before provision for income tax	$(19,706)	$(19)	$592	$(19,133)
Net loss	$(19,712)	$(19)	$592	$(19,139)
Net loss attributable to common stockholders	$(19,725)	$(19)	$592	$(19,152)
Net loss per share attributable to common stockholders, basic and diluted(2)	$(0.27)	$—	$—	$(0.27)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	72,197			72,197

	Six Months Ended June 30, 2019
	As Previously Reported	ASC 606 Adoption Impact	Other Adjustments(1)	As Adjusted
	(in thousands, except per share data)
Revenue	$72,947	$35	$—	$72,982
Cost of revenue	$23,023	$—	$(1,196)	$21,827
Gross profit	$49,924	$35	$1,196	$51,155
Sales and marketing	$33,101	$327	$(952)	$32,476
Total operating expenses	$81,158	$327	$(952)	$80,533
Loss from operations	$(31,234)	$(292)	$2,148	$(29,378)
Loss before provision for income tax	$(30,587)	$(292)	$2,148	$(28,731)
Net loss	$(29,204)	$(292)	$2,148	$(27,348)
Net loss attributable to common stockholders	$(29,287)	$(292)	$2,148	$(27,431)
Net loss per share attributable to common stockholders, basic and diluted(2)	$(1.58)	$(0.02)	$0.12	$(1.48)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	18,564			18,564

	Nine Months Ended September 30, 2019
	As Previously Reported	ASC 606 Adoption Impact	Other Adjustments(1)	As Adjusted
	(in thousands, except per share data)
Revenue	$119,605	$237	$—	$119,842
Cost of revenue	$35,222	$—	$(1,947)	$33,275
Gross profit	$84,383	$237	$1,947	$86,567
Sales and marketing	$56,644	$548	$(793)	$56,399
Total operating expenses	$136,732	$548	$(793)	$136,487
Loss from operations	$(52,349)	$(311)	$2,740	$(49,920)
Loss before provision for income tax	$(50,293)	$(311)	$2,740	$(47,864)
Net loss	$(48,916)	$(311)	$2,740	$(46,487)
Net loss attributable to common stockholders	$(49,012)	$(311)	$2,740	$(46,583)
Net loss per share attributable to common stockholders, basic and diluted(2)	$(1.34)	$—	$0.07	$(1.27)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	36,636			36,636
______________

(1)	Other adjustments consist of the revisions to the quarterly periods in the year ended December 31, 2019 related to the items described above.

(2)
Basic and diluted net loss per share attributable to common stockholders are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted per share information.

Prior Period Misclassification
In connection with the preparation of this Annual Report on Form 10-K, we identified an immaterial prior period misclassification in the consolidated statements of cash flows for the second and third quarterly periods of 2019 included in our Quarterly Reports on Form 10-Q which understated change in escrow deposit within cash flows from investing activities by $1.3 million and understated payments of contingent consideration within cash flows from financing activities by the same amount. We have corrected the misclassification in the consolidated statement of cash flows for the year ended December 31, 2019. We will correct this misclassification in the 2020 Quarterly Reports on Form 10-Q that will contain such comparative 2019 financial information.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
Other than the new internal controls we have implemented to support the requirements of ASC 606, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies. In addition, for so long as we qualify as an emerging growth company as defined under the JOBS Act, our independent registered public accounting firm is not required to issue an attestation report on our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the preparation of this Annual Report on Form 10-K for the year ended December 31, 2019, we made adjustments to our financial results for the first three quarters of 2019 for items that consist of (i) a $1.9 million total adjustment for the capitalization and amortization of device costs for Livongo for Hypertension and Livongo for Prediabetes and Weight Management, (ii) a $1.2 million total reduction of sales and marketing expenses for the capitalization and amortization of certain sales commissions, and (iii) a $0.4 million increase in sales and marketing expenses.
As a result of the items described above, certain of the GAAP financial results for the fourth quarter of 2019 reported on the Current Report on Form 8-K filed on March 2, 2020 differ from the financial results disclosed in this Annual Report on Form 10-K. In addition, certain of the reported GAAP and non-GAAP financial results for the fourth quarter of 2019 differ as a result of the items described above as follows (in thousands, except per share data and percentages):

	Three Months Ended December 31, 2019
	As Furnished	As Adjusted
GAAP financial measures under ASC 606:
Revenue	$50,356	$50,356
Cost of revenue	10,936	12,883
Gross profit	39,420	37,473
Sales and marketing	20,868	21,661
Total operating expenses	47,141	47,934
Loss from operations	(7,721)	(10,461)
Loss before provision for income tax	(6,035)	(8,775)
Net loss	(6,043)	(8,783)
Net loss attributable to common stockholders	(6,043)	(8,783)
Net loss per share attributable to common stockholders, diluted	(0.06)	(0.09)
Weighted-average shares used in computing net loss per share attributable to common stockholders, diluted	94,347	94,347

	Three Months Ended December 31, 2019
	As Furnished	As Adjusted
Non-GAAP financial measures under ASC 606:
Revenue	$50,356	$50,356
Cost of revenue	10,471	12,418
Gross profit	39,885	37,938
Sales and marketing	18,240	19,033
Total operating expenses	39,311	40,104
Loss from operations	574	(2,166)
Loss before provision for income tax	2,260	(480)
Net loss	2,252	(488)
Net loss attributable to common stockholders	2,252	(488)
Net loss per share attributable to common stockholders, diluted	0.02	(0.01)
Weighted-average shares used in computing net loss per share attributable to common stockholders, diluted	112,143	94,347

	Three Months Ended December 31, 2019
	As Furnished	As Adjusted
Gross profit, adjusted gross profit and adjusted gross margin under ASC 606:
Gross profit	$39,420	$37,473
Adjusted gross profit	39,885	37,938
Adjusted gross margin (as a percentage of revenue)	79.2%	75.3%

	Three Months Ended December 31, 2019
	As Furnished	As Adjusted
Net loss and adjusted EBITDA under ASC 606:
Net loss	$(6,043)	$(8,783)
Adjusted EBITDA	1,588	(1,152)

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item and not set forth below will be contained in our Proxy Statement to be filed with the SEC within 120 days after December 31, 2019 in connection with the solicitation of proxies for our 2020 Annual Meeting of Stockholders, and is incorporated herein by reference.
Our board of directors has adopted a code of conduct and ethics that applies to all of our employees, officers, and directors, including our Executive Chairman, Chief Executive Officer, Chief Financial Officer, and other executive and senior officers. The full text of our code of conduct is posted on the Investor Relations section of our website. We intend to disclose any amendments to our code of conduct, or waivers of its requirements, on our website or in filings under the Exchange Act.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be contained in our Proxy Statement to be filed with the SEC within 120 days after December 31, 2019 in connection with the solicitation of proxies for our 2020 Annual Meeting of Stockholders, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be contained in our Proxy Statement to be filed with the SEC within 120 days after December 31, 2019 in connection with the solicitation of proxies for our 2020 Annual Meeting of Stockholders, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be contained in our Proxy Statement to be filed with the SEC within 120 days after December 31, 2019 in connection with the solicitation of proxies for our 2020 Annual Meeting of Stockholders, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be contained in our Proxy Statement to be filed with the SEC within 120 days after December 31, 2019 in connection with the solicitation of proxies for our 2020 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Documents filed as part of this report are as follows:
(a)  Consolidated Financial Statements
Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this report.
(b)  Financial Statement Schedules
All financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or in the notes thereto.
(c)  Exhibits
The documents listed in the Exhibit Index of this report are incorporated by reference or are filed with this report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
ITEM 16. FORM 10-K SUMMARY
None.

EXHIBITS
The documents listed below are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1†	Agreement and Plan of Merger by and among the Registrant, myStrength, Inc., certain holders of capital stock of myStrength, Inc., Livongo Merger Sub, Inc., and the stockholder representative named therein, dated as of January 23, 2019.	S-1	333-232412	2.1	6/28/2019
2.2†	Agreement and Plan of Merger by and among the Registrant, Raisin Merger Sub, Inc., Retrofit Inc., and the stockholder representative named therein, dated as of March 31, 2018.	S-1	333-232412	2.2	6/28/2019
3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	10-Q	001-38983	3.1	9/5/2019
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	10-Q	001-38983	3.2	9/5/2019
4.1	Form of common stock certificate of the Registrant.	S-1/A	333-232412	4.1	7/15/2019
4.2	Fourth Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain holders of its capital stock, dated as of April 10, 2018.	S-1	333-232412	4.2	6/28/2019
4.3	Warrant between the Registrant and Cerner Capital, Inc., dated as of March 1, 2015.	S-1	333-232412	4.3	6/28/2019
4.4	Description of the Registrant's Securities					x
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and officers.	S-1	333-232412	10.1	6/28/2019
10.2+	2019 Equity Incentive Plan and related form agreements.	S-1/A	333-232412	10.2	7/15/2019
10.3+	2019 Employee Stock Purchase Plan and related form agreements.					x
10.4+	Executive Incentive Compensation Plan.	S-1/A	333-232412	10.4	7/15/2019
10.5+	2014 Stock Incentive Plan and related form agreements.	S-1/A	333-232412	10.5	7/15/2019
10.6+	2008 Stock Incentive Plan and related form agreements.	S-1/A	333-232412	10.6	7/15/2019
10.7+	Employment Agreement between the Registrant and Zane Burke, dated as of March 6, 2019.	S-1	333-232412	10.7	6/28/2019
10.8+	Employment Agreement between the Registrant and Glen Tullman, dated as of April 22, 2014.	S-1	333-232412	10.8	6/28/2019
10.9+	Employment Agreement between the Registrant and Jennifer Schneider, dated as of September 1, 2015, as amended on December 11, 2017.	S-1	333-235423	10.9	12/9/2019
10.10+	Employment Agreement between the Registrant and Lee Shapiro, dated as of January 18, 2019.	S-1	333-232412	10.10	6/28/2019
10.11+	Amended and Restated Employment Agreement between the Registrant and James Pursley, dated as of June 25, 2019.	S-1	333-232412	10.11	6/28/2019

10.12+	Amendment to Restricted Stock Award Agreement between the Registrant and Zane Burke, dated as of June 26, 2019.	S-1	333-232412	10.12	6/28/2019
10.13	Lease between the Registrant and SFF Castro Station, LLC, dated as of December 21, 2014, and subsequent amendments.	S-1	333-232412	10.13	6/28/2019
10.14	Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated as of July 12, 2019, as amended on October 2, 2019.	S-1	333-235423	10.14	12/9/2019
21.1	List of subsidiaries of the Registrant.	S-1	333-232412	21.1	6/28/2019
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					x
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).					x
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					x
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					x
101 SCH	Inline XBRL Taxonomy Extension Schema Document.					x
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					x
101 DEF	Inline Taxonomy Extension Definition Linkbase Document.					x
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					x
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					x
104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL (included in Exhibit 101).					x
† Certain portions of this exhibit (indicated by “[***]”) have been omitted as Registrant determined the omitted information (i) is not material and (ii) would be competitively harmful to Registrant if publicly disclosed.
+ Management contract or compensatory plan.
* The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	March 23, 2020	By:	/s/ Zane Burke
Zane Burke
Chief Executive Officer
(Principal Executive Officer)

Date:	March 23, 2020	By:	/s/ Lee Shapiro
Lee Shapiro
Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Glen Tullman, Zane Burke and Jennifer Schneider, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zane Burke	Chief Executive Officer & Director	March 23, 2020
Zane Burke	(Principal Executive Officer)

/s/ Lee Shapiro	Chief Financial Officer	March 23, 2020
Lee Shapiro	(Principal Financial Officer & Principal Accounting Officer)

/s/ Glen E. Tullman	Executive Chairman & Director	March 23, 2020
Glen E. Tullman

/s/ Christopher Bischoff	Director	March 23, 2020
Christopher Bischoff

/s/ Karen L. Daniel	Director	March 23, 2020
Karen L. Daniel

/s/ Sandra Fenwick	Director	March 23, 2020
Sandra Fenwick

/s/ Philip D. Green	Director	March 23, 2020
Philip D. Green

/s/ Hemant Taneja	Director	March 23, 2020
Hemant Taneja