Form 10-Q
period 2020-03-31
Livongo Health, Inc.
filed 2020-05-07
CIK 1639225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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

As of April 30, 2020, the registrant had approximately 97,817,000 shares of common stock, $0.001 par value per share, outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
As used in this Quarterly Report on Form 10-Q, references to “Livongo,” “we,” “us,” “our,” “the Company,” and similar references refer to Livongo Health, Inc. and its consolidated subsidiaries, except as expressly indicated or as the context otherwise requires.
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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our other filings with the Securities and Exchange Commission, or the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
LIVONGO HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$218,228	$241,738
Short-term investments	150,000	150,000
Accounts receivable, net of allowance for doubtful accounts of $1,385 and $1,245 as of March 31, 2020 and December 31, 2019, respectively	52,446	40,875
Inventories	19,245	28,983
Deferred costs, current	22,595	16,051
Prepaid expenses and other current assets	13,869	9,860
Total current assets	476,383	487,507
Property and equipment, net	12,835	10,354
Operating lease right-of-use assets	17,189	—
Restricted cash, noncurrent	1,270	1,270
Goodwill	35,801	35,801
Intangible assets, net	15,773	16,469
Deferred costs, noncurrent	10,495	5,700
Other noncurrent assets	215	3,460
TOTAL ASSETS	$569,961	$560,561
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,509	$8,362
Accrued expenses and other current liabilities	29,068	27,801
Deferred revenue, current	5,351	3,945
Advance payments from partner, current	1,767	1,767
Total current liabilities	44,695	41,875
Operating lease liabilities, noncurrent	15,476	—
Deferred revenue, noncurrent	748	654
Advance payment from partner, noncurrent	7,754	7,754
Other noncurrent liabilities	—	2,914
TOTAL LIABILITIES	68,673	53,197
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value of $0.001 per share; 100,000 shares authorized as of March 31, 2020 and December 31, 2019, respectively; zero shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	—	—
Common stock, par value of $0.001 per share; 900,000 shares authorized as of March 31, 2020 and December 31, 2019, respectively; 97,293 and 95,301 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	97	95
Additional paid-in capital	670,962	671,467
Accumulated deficit	(169,771)	(164,198)
TOTAL STOCKHOLDERS’ EQUITY	501,288	507,364
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY	$569,961	$560,561
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVONGO HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$68,823	$32,067
Cost of revenue	18,108	9,863
Gross profit	50,715	22,204
Operating expenses:
Research and development	13,997	8,994
Sales and marketing	27,655	14,643
General and administrative	15,846	14,114
Change in fair value of contingent consideration	84	674
Total operating expenses	57,582	38,425
Loss from operations	(6,867)	(16,221)
Other income, net	1,315	462
Loss before provision for income taxes	(5,552)	(15,759)
Provision for (benefit from) income taxes	21	(1,388)
Net loss	$(5,573)	$(14,371)
Accretion of redeemable convertible preferred stock	—	(41)
Net loss attributable to common stockholders	$(5,573)	$(14,412)
Net loss per share attributable to common stockholders, basic and diluted	$(0.06)	$(0.79)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	95,543	18,207
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVONGO HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	—	$—	95,301	$95	$671,467	$(164,198)	$507,364
Issuance of common stock upon exercise of stock options	—	—	1,247	1	1,721	—	1,722
Issuance of common stock upon release of stock awards	—	—	1,120	1	(1)	—	—
Tax withholding on releasing of stock awards	—	—	(375)	—	(10,564)	—	(10,564)
Stock-based compensation expense	—	—	—	—	8,339	—	8,339
Net loss	—	—	—	—	—	(5,573)	(5,573)
Balance as of March 31, 2020	—	$—	97,293	$97	$670,962	$(169,771)	$501,288

Balance as of December 31, 2018	58,615	$236,929	17,691	$18	$21,789	$(113,613)	$(91,806)
Cumulative effect adjustment from adoption of ASC 606	—	—	—	—	—	4,685	4,685
Accretion of redeemable convertible preferred stock	—	41	—	—	(41)	—	(41)
Issuance of common stock upon exercise of stock options	—	—	454	—	314	—	314
Issuance of restricted stock awards	—	—	982	1	(1)	—	—
Issuance of common stock upon vesting of restricted stock units	—	—	491	1	(1)	—	—
Stock-based compensation expense	—	—	—	—	5,526	—	5,526
Net loss	—	—	—	—	—	(14,371)	(14,371)
Balance as of March 31, 2019	58,615	$236,970	19,618	$20	$27,586	$(123,299)	$(95,693)
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVONGO HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,573)	$(14,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,180	696
Amortization of intangible assets	696	564
Non-cash operating lease cost	1,100	—
Change in fair value of contingent consideration	84	674
Allowance for doubtful accounts	235	98
Stock-based compensation expense	8,063	5,510
Deferred income taxes	—	(1,396)
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable, net	(11,806)	(11,916)
Inventories	9,738	472
Deferred costs	(11,196)	(5,510)
Prepaid expenses and other assets	(764)	(2,609)
Accounts payable	(98)	3,142
Accrued expenses and other liabilities	(3,024)	(480)
Operating lease liabilities	(546)	—
Deferred revenue	1,500	75
Advance payments from partner	—	(136)
Net cash used in operating activities	(10,411)	(25,187)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,762)	(340)
Capitalized internal-use software costs	(1,325)	(1,284)
Acquisitions, net of cash acquired	—	(27,435)
Net cash used in investing activities	(3,087)	(29,059)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options, net of repurchases	1,722	314
Payment of deferred offering costs	(286)	—
Payment of deferred acquisition-related contingent consideration	(884)	—
Taxes paid related to net share settlement of equity awards	(10,564)	—
Net cash (used in) provided by financing activities	(10,012)	314
Net decrease in cash, cash equivalents, and restricted cash	(23,510)	(53,932)
Cash, cash equivalents, and restricted cash, beginning of period	243,008	109,107
Cash, cash equivalents, and restricted cash, end of period	$219,498	$55,175
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$218,228	$54,996
Restricted cash	1,270	179
Total cash, cash equivalents, and restricted cash, end of period	$219,498	$55,175
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accretion of redeemable convertible preferred stock	$—	$41
Purchases of property and equipment included in accounts payable and accrued liabilities	$491	$112
Contingent consideration liability related to myStrength acquisition	$—	$3,300
Unpaid working capital adjustment related to myStrength acquisition	$—	$119
Capitalized internal-use software costs in accounts payable and accrued liabilities	$(141)	$(163)
Unpaid offering costs	$—	$331
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVONGO HEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Description of Business
Nature of the Business
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
Reverse Stock Split
In June 2019, our board of directors and stockholders approved a 1-for-2 reverse stock split of our common stock and redeemable convertible preferred stock, which was effected on June 27, 2019 pursuant to an amendment to our amended and restated certificate of incorporation. The par value of the common stock and redeemable convertible preferred stock was not adjusted as a result of the reverse stock split. All references to redeemable convertible preferred stock, common stock, options to purchase common stock, restricted stock awards, restricted stock units, common stock warrants, per share data, and related information included in the accompanying condensed consolidated financial statements have been adjusted to reflect this reverse stock split for all periods presented.
Liquidity and Capital Resources
We have incurred losses since inception. As of March 31, 2020, we had an accumulated deficit of $169.8 million. During the three months ended March 31, 2020, we incurred a net loss of $5.6 million and used $10.4 million of cash in operating activities. During the three months ended March 31, 2019, we incurred a net loss of $14.4 million and used $25.2 million in operating activities.
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

Risks and Uncertainties
On March 11, 2020, the World Health Organization declared the 2019 novel coronavirus, or COVID-19, a global pandemic. We are closely monitoring the impact of COVID-19 on all aspects of our business. While the COVID-19 pandemic has not had a material adverse impact on our financial condition and results of operations to date, the future impact of the coronavirus outbreak on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our clients and our sales cycles, impact on our marketing efforts, and effect on our suppliers, all of which are uncertain and cannot be predicted. Public and private sector policies and initiatives to reduce the transmission of COVID-19 and disruptions to our operations and the operations of our third-party suppliers, along with the related global slowdown in economic activity, may result in decreased revenues, decreased collections, and increased costs, and we expect such impacts on our revenue , collections, and costs to continue through the duration of this crisis. As of the issuance date of these financial statements, the extent to which the coronavirus outbreak may materially impact our financial condition, liquidity or results of operations is uncertain. However, due to our subscription-based business model, the effect of the coronavirus outbreak may not be fully reflected in our revenue until future periods. It is possible that the COVID-19 pandemic, the measures taken by the governments of countries affected and the resulting economic impact may materially and adversely affect our results of operations, cash flows and financial positions as well as our customers.
2. Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of Livongo Health, Inc. and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
The condensed consolidated balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by U.S. GAAP. The accompanying interim condensed consolidated balance sheets as of March 31, 2020, the interim condensed consolidated statements of operations and the interim condensed consolidated statements of redeemable convertible preferred stock and stockholders’ deficit for the three months ended March 31, 2020 and 2019, and the interim condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019 are unaudited. These interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all adjustments necessary to fairly state our financial position as of March 31, 2020, the results of our operations for the three months ended March 31, 2020 and 2019 and result of our cash flows for the three months ended March 31, 2020 and 2019. The financial data and other financial information disclosure in the notes to these interim condensed consolidated financial statements related to the three months periods are also unaudited. The results for the three months ended March 31, 2020 are not necessarily indicative of the operating results expected for the year ending December 31, 2020 or any future period.
Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in our latest annual report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 24, 2020. We have revised our condensed consolidated statements of operations and cash flows for the three months ended March 31, 2019 to reflect the adoption of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606, as of January 1, 2019, on a modified retrospective basis. This revision was made because our financial statements presented in our Quarterly Report on Form 10-Q for the period ended March 31, 2019 were prepared in accordance with ASC 605, the prior accounting standard. In addition, we made other adjustments to our financial results for the first quarter through the third quarter of 2019 to correct errors that consist of (i) a $1.9 million total adjustment for the capitalization and amortization of device costs for Livongo for Hypertension and Livongo for Prediabetes and Weight Management, (ii) a $1.2 million total reduction of sales and marketing expenses for the capitalization and amortization of certain sales commissions, and (iii) a $0.4 million increase in sales and marketing expenses. We evaluated the materiality of these revisions, quantitatively and qualitatively, and determined that these revisions were not material to any of our previously issued condensed consolidated financial statements.
Comprehensive Loss
For the three months ended March 31, 2020 and 2019, there was no difference between comprehensive loss and net loss.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Such estimates, judgments, and assumptions include: revenue recognition, allowance for doubtful accounts, the period of benefit for deferred commissions, the period of benefit for deferred device costs, estimated costs for capitalized internal-use software, assessment of the useful life and recoverability of long-lived assets, fair values of stock-based awards, contingent consideration in business combinations, the incremental borrowing rate ("IBR") applied in lease accounting, and income taxes. Actual results could be different from these estimates. While the COVID-19 pandemic has not had a material adverse impact on our results of operations to date, our estimates for revenue recognition and allowance for doubtful accounts, as well as our other estimates, judgments, and assumptions, may be materially and adversely different from our actual results as a result of the COVID-19 pandemic. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected.
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

	Revenue		Accounts Receivable
	Three Months Ended March 31,		March 31,	December 31,
	2020	2019	2020	2019

Partner A	24%	25%	20%	23%
Partner B	18%	23%	22%	25%
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
Recent Accounting Pronouncements Adopted in Fiscal 2020
Leases: In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance (collectively, "ASC 842"), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. This ASU is effective for us for the interim periods and year ending December 31, 2020. Early adoption is permitted. We adopted ASC 842 on January 1, 2020 using the modified retrospective approach by electing to use the optional transition method which allows us to continue to apply the previous guidance, including disclosure requirements, in the comparative periods presented.

We elected to use certain practical expedients permitted under the transition guidance within the new guidance, which allows us to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption. We also elected not to use the hindsight practical expedient in determining the lease term and impairment of the operating lease right-of-use ("ROU") assets and elected not to record operating leases with an initial term of 12 months or less on our condensed consolidated balance sheets. We elected not to separate lease and non-lease components for all classes of underlying assets.

Adoption of the new lease standard resulted in the recording of ROU assets and operating lease liabilities of approximately $18.1 million and $18.6 million, respectively, as of January 1, 2020. The difference between the ROU assets and operating lease liabilities primarily relates to deferred rent of $0.5 million recorded in accordance with the previous lease guidance. The adoption had no impact on total cash flows from operations other than a change within operating cash flows.

We determine if an arrangement is or contains a lease at inception. Our lease agreements do not contain any material options to extend or terminate leases, any material residual value guarantees, any material restrictions or covenants, or any material variable lease payments. Any variable lease payments consist of common area maintenance, taxes and other costs and are expensed as incurred. We have performed an evaluation of our other contracts with customers and suppliers in accordance with ASC 842 and have determined that, none of our other contracts contain a lease.

ROU assets represent our right to use an underlying asset for the lease term, while operating lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at the commencement date. In determining the present value of lease payments, we use our IBR based on the information available at the lease commencement date, including the lease term, for operating leases. The incremental borrowing rate is a hypothetical rate based on our understanding of what our credit rating would be for a secured borrowing in the country where the lease was executed. Upon adoption, the ROU asset was valued at the amount of the operating lease liabilities adjusted for lease incentives, prepaid rent, and deferred rent as of January 1, 2020.

The adoption of the new standard resulted in changes to our accounting policies for leases and in additional disclosures. See Note 8.
Stock-Based Compensation: In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. The standard simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to the nonemployees with the requirements for share-based payments granted to employees. ASU No. 2018-07 is effective for us for the interim periods and the year beginning January 1, 2020. Early adoption is permitted. We adopted this new standard using a prospective method on January 1, 2020. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.
Disclosure of Fair Value Measurement: In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB's disclosure framework project. The new standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted, including interim reporting periods within those fiscal years. ASU 2018-13 is effective for us for the interim periods and the year beginning January 1, 2020. We adopted the new standard using a prospective method effective on January 1, 2020. The adoption of this ASU resulted in additional disclosures in Note 6 of our condensed consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted
Credit Losses: In June 2018, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected, with further clarifications made more recently. For trade receivables, loans, and other financial assets, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities are required to be recorded through an allowance for credit losses rather than a reduction in the amortized cost basis of the securities. This new standard is effective for us for the interim periods within and the year ending December 31, 2020. Early adoption is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.
Cloud Computing Arrangements Implementation Costs: In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use-software. This ASU is effective for us for the year ending December 31, 2021, and interim periods within the year ending December 31, 2022. Early adoption is permitted. This standard could be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently evaluating the impact of this ASU on our consolidated financial statements and expect to apply this standard using the prospective transition method.
Income Taxes: In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies that accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and amending existing guidance to improve consistent application. This new standard is effective for our interim periods and year beginning January 1, 2022. Early adoption is permitted. Most amendments within this standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

3.	Revenue, Deferred Revenue and Deferred Costs and Other
Deferred Revenue
Deferred revenue activity is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$4,599	$2,051
Amounts billed but unrecognized	3,140	1,378
Revenue recognized	(1,640)	(1,309)
Assumed from business combination	—	1,407
Balance at end of period	$6,099	$3,527
Balance at the end of period (in thousands):

	March 31,	December 31,
	2020	2019
Deferred revenue, current	$5,351	$3,945
Deferred revenue, noncurrent	748	654
Total deferred revenue	$6,099	$4,599

We expect to recognize $5.4 million of revenue in the next 12 months and $0.7 million of revenue thereafter, related to future performance obligations that were unsatisfied or partially satisfied as of March 31, 2020.

Accrued Rebates
Accrued rebates represent the amounts in client contracts that are subject to pricing adjustments based on various performance metrics, such as member satisfaction scores, cost savings guarantees and health outcome guarantees, which if not met typically require us to refund a portion of the per participant per month fee paid. We defer an estimate of the amount of consideration that we expect to refund to our clients from the monthly per participant per month fee until the performance metric is met. As of March 31, 2020 and December 31, 2019, accrued rebates of $1.7 million and $1.2 million, respectively, were recorded within accrued expenses and other current liabilities on our condensed consolidated balance sheets.
The activity is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$1,152	$609
ASC 606 adoption date impact adjustment	—	(222)
Amount deferred	776	193
Revenue recognized	(198)	(2)
Payments	—	(45)
Balance at end of period	$1,730	$533

Deferred Costs and Other
Deferred costs and other activity is as follows (in thousands):

	Three Months Ended March 31, 2020
	Deferred Device Costs	Deferred Contract Costs	Deferred Execution Credits	Total
Balance at beginning of period	$18,579	$2,988	$184	$21,751
Additions	17,144	174	418	17,736
Revenue recognized	—	—	(130)	(130)
Cost of revenue recognized	(5,973)	—	—	(5,973)
Sales and marketing expenses recognized	—	(294)	—	(294)
Balance at end of period	$29,750	$2,868	$472	$33,090

	Three Months Ended March 31, 2019
	Deferred Device Costs	Deferred Contract Costs	Deferred Execution Credits	Total
Balance at beginning of period	$8,469	$—	$—	$8,469
ASC 606 adoption date impact adjustment	—	3,692	771	4,463
Additions	8,495	—	112	8,607
Revenue recognized	—	—	(245)	(245)
Cost of revenue recognized	(2,598)	—	—	(2,598)
Sales and marketing expenses recognized	—	(254)	—	(254)
Balance at end of period	$14,366	$3,438	$638	$18,442

Balance at the end of period (in thousands):

	March 31, 2020
	Deferred Device Costs	Deferred Contract Costs	Deferred Execution Credits	Total
Deferred costs, current	$20,961	$1,162	$472	$22,595
Deferred costs, noncurrent	8,789	1,706	—	10,495
Total deferred costs	$29,750	$2,868	$472	$33,090

	December 31, 2019
	Deferred Device Costs	Deferred Contract Costs	Deferred Execution Credits	Total
Deferred costs, current	$14,746	$1,121	$184	$16,051
Deferred costs, noncurrent	3,833	1,867	—	5,700
Total deferred costs	$18,579	$2,988	$184	$21,751

4. Business Combinations
Retrofit Inc.
We acquired all of the issued and outstanding shares of Retrofit Inc. (“Retrofit”), a privately-held, Illinois-based entity, and a leading provider of weight-management and disease-prevention programs, through a share purchase agreement (the “Retrofit Purchase Agreement”) in exchange for cash consideration (the “Retrofit Acquisition”) in April 2018. The Retrofit Acquisition provides us with an evidence-based diabetes prevention program that enhances our data science capabilities and our expertise in holistic weight management including nutrition, exercise and mindset.
The total consideration transferred as part of the Retrofit Acquisition consisted of a cash payment on the closing date, adjusted for customary closing adjustments, of $12.4 million. Upon the close of the Retrofit Acquisition, as part of the Retrofit Purchase Agreement, we placed in escrow an earn-out consideration of $7.0 million held by a third-party escrow agent to be released to the former stockholders of Retrofit contingent upon achieving future qualified member targets as determined on December 31, 2019, 2020, and 2021 (the “Retrofit Contingent Consideration”). We recorded a corresponding escrow asset of $7.0 million on our condensed consolidated balance sheet upon the close of the acquisition. We estimated the fair value of the Retrofit Contingent Consideration to be $6.2 million as of the acquisition date using a Monte Carlo simulation model, which together with the cash consideration resulted in total purchase consideration of $18.6 million. The Retrofit Contingent Consideration is subject to remeasurement at each reporting date until the payments are released from escrow, with the remeasurement adjustment reported in our condensed consolidated statements of operations. For the three months ended March 31, 2020 and 2019, the fair value of the Retrofit Contingent Consideration had increased and we recorded an expense of $0.1 million and less than $0.1 million, respectively, within the change in fair value of contingent consideration on our condensed consolidated statement of operations. In April 2019, we released $1.8 million from the escrow deposit, of which $1.3 million was paid to the former stockholders of Retrofit. As of March 31, 2020 and December 31, 2019, the remaining Retrofit Contingent Consideration was $2.9 million and $2.8 million, respectively.
myStrength, Inc.
In February 2019, we acquired all of the issued and outstanding shares of myStrength, Inc. (“myStrength”), a privately-held entity based in Denver, Colorado, and a leading provider of digital behavioral health solutions through an agreement and plan of merger (the “myStrength Purchase Agreement”) in exchange for cash consideration (the “myStrength Acquisition”). The myStrength Acquisition has enabled us to more fully address the health of the whole person by bringing behavioral health conditions including depression, anxiety, stress, substance use disorder, chronic pain, opioid addiction and recovery, and insomnia to our Applied Health Signals solution.

The total consideration for the myStrength Acquisition was $30.1 million in cash, subject to a closing adjustment of $0.1 million. As part of the myStrength Purchase Agreement, we are obligated to pay an earn-out consideration up to $5.0 million contingent upon satisfying future milestones for the year ended December 31, 2019 (the “myStrength Contingent Consideration”). We estimated the fair value of the myStrength Contingent Consideration to be $3.3 million as of the acquisition date using a Monte Carlo simulation model, which together with the cash consideration, resulted in total purchase consideration of $33.5 million. The myStrength Contingent Consideration was subject to remeasurement at each reporting date until the payments are made, with the remeasurement adjustment reported in our condensed consolidated statements of operations. For the three months ended March 31, 2019, we increased the fair value of the myStrength Contingent Consideration and recorded an expense of $0.6 million in our condensed consolidated statements of operations. In December 2019, we paid $2.4 million of the myStrength contingent consideration to the former shareholders of myStrength. In the three months ended March 31, 2020, we paid the remaining fair value of the myStrength contingent consideration of $2.6 million.
The purchase consideration of $33.5 million was allocated as follows:

Amount
(in thousands)
Cash and cash equivalents	$2,643
Accounts receivable	1,337
Other current assets	140
Property and equipment	114
Intangible assets	13,900
Other assets	34
Total assets acquired	18,168
Accounts payable	173
Accrued expenses and other liabilities	1,787
Deferred revenue	1,407
Deferred tax liability, net	1,396
Total liabilities assumed	4,763
Goodwill	20,092
Total purchase consideration	$33,497

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
Additionally, in the first quarter of 2019, we incurred a total of $0.2 million of acquisition-related costs as a result of the myStrength acquisition.
Goodwill represents the excess of the purchase consideration over the estimated acquisition date fair value of the net tangible and intangible assets acquired and liabilities assumed. Goodwill is primarily attributable to expected post-acquisition synergies from integrating myStrength’s assembled workforce and developed technology into our product offerings and cross-selling opportunities. Goodwill recorded is not deductible for income tax purposes. The results of operations of myStrength have been included in our consolidated financial statements from the respective date of purchase.

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

March 31, 2019
(in thousands)
Revenue	$32,666
Net loss	$(13,031)

5. Balance Sheet Components
Inventories
Inventories of $19.2 million and $29.0 million, as of March 31, 2020 and December 31, 2019, respectively, consisted of finished goods.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Prepaid expenses	$7,170	$6,691
Escrow deposit, current	5,342	2,100
Interest receivable	606	504
Prepaid rent	263	352
Short-term deposits	484	201
Other current assets	4	12
Total	$13,869	$9,860

Property and Equipment, Net
Property and equipment consisted of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Computer, equipment and software	$3,442	$2,218
Furniture and fixtures	1,463	915
Capitalized internal-use software	12,545	11,229
Leasehold improvements	1,664	1,092
Property and equipment	19,114	15,454
Less: accumulated depreciation	(6,279)	(5,100)
Property and equipment, net	$12,835	$10,354

Depreciation and amortization expense was $1.2 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively.

Intangible Assets, Net
Intangible assets consisted of the following as of March 31, 2020:

	Gross Value	Accumulated Amortization	Net Book Value	Weighted- Average Remaining Useful Life
	(in thousands)			(years)
Customer relationships	$8,190	$(1,479)	$6,711	6.8
Developed technology	11,020	(2,268)	8,752	5.4
Trade name	448	(138)	310	3.8
Total	$19,658	$(3,885)	$15,773
Intangible assets consisted of the following as of December 31, 2019:

	Gross Value	Accumulated Amortization	Net Book Value	Weighted- Average Remaining Useful Life
	(in thousands)			(years)
Customer relationships	$8,190	$(1,227)	$6,963	7.1
Developed technology	11,020	(1,848)	9,172	5.7
Trade names	448	(114)	334	4.0
Total	$19,658	$(3,189)	$16,469

Amortization expense for intangible assets for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Customer relationships	$252	$209
Developed technology	420	327
Trade names	24	28
Total	$696	$564

The expected future amortization expense related to intangible assets as of March 31, 2020 was as follows:

Amount
(in thousands)
Remainder of 2020	$2,073
2021	2,762
2022	2,750
2023	2,494
2024	2,324
Thereafter	3,370
Total	$15,773

Goodwill
Goodwill was $35.8 million as of March 31, 2020 and December 31, 2019. Through March 31, 2020, there have not been any impairment of goodwill.

Other Noncurrent Assets
Other noncurrent assets consisted of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Escrow deposit, noncurrent	$—	$3,150
Other	215	310
Total	$215	$3,460

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Accrued bonus	$3,304	$8,652
Vendor accruals	4,305	3,984
Contingent consideration, current	2,915	3,004
Accrued commissions	3,046	2,611
Accrued payroll and employee benefits	2,545	2,291
Accrued sales and use taxes	194	932
Accrued rebates	1,730	1,152
Employee contribution to ESPP	2,303	1,805
Operating lease liabilities, current	2,877	—
Other accrued expenses	5,849	3,370
Total	$29,068	$27,801

6. Fair Value Measurements
The following table sets forth the fair value of our financial assets and liabilities by level within the fair value hierarchy:

	March 31, 2020
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Assets
Cash equivalents:
Money market funds	$105,566	$—	$—	$105,566
Short-term investment:
Certificate of deposit	150,000		—	150,000
Total assets at fair value	$255,566	$—	$—	$255,566
Liabilities
Other current liabilities—contingent consideration	$—	$—	$2,915	$2,915
Total liabilities at fair value	$—	$—	$2,915	$2,915

	December 31, 2019
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Assets
Cash equivalents:
Money market funds	$130,640	$—	$—	$130,640
Short-term investment:
Certificate of deposit	$150,000	$—	$—	$150,000
Total assets at fair value	$280,640	$—	$—	$280,640
Liabilities
Other current liabilities—contingent consideration	$—	$—	$3,004	$3,004
Other noncurrent liabilities—contingent consideration	—	—	2,411	2,411
Total liabilities at fair value	$—	$—	$5,415	$5,415

Cash, Cash Equivalents and Short-Term Investments
Our valuation techniques used to measure the fair value of money market funds are derived from quoted prices in active markets for identical assets or liabilities. Short-term investments, which consist of certificates of deposit with a maturity of 12 months or less, are classified as Level 2 financial assets because they are valued using quoted market price and other observable inputs in active markets for identical securities.

Cash, cash equivalents and short-term investments were as follows (in thousands):

	March 31, 2020
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash	$112,662	$—	$—	$112,662
Money market funds	105,566	—	$—	105,566
Total cash, and cash equivalents	218,228	—	—	218,228
Certificate of deposit	150,000	—	—	150,000
Total short-term investments	150,000	—	—	150,000
Total cash, cash equivalents and short-term investments	$368,228	$—	$—	$368,228

	December 31, 2019
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash	$111,098	$—	$—	$111,098
Money market funds	130,640	—	—	130,640
Total cash, and cash equivalents	241,738	—	—	241,738
Certificate of deposit	150,000		—	150,000
Total short-term investments	150,000	—	—	150,000
Total cash, cash equivalents and short-term investments	$391,738	$—	$—	$391,738

Contingent Consideration Liability
In connection with the Retrofit Acquisition in April 2018, we recorded a contingent consideration liability, which is payable subject to the achievement of certain targets for 2018, 2019, and 2020. In connection with the myStrength Acquisition in February 2019, we recorded a contingent liability, which was payable subject to the achievement of certain targets for 2019 and was paid in February 2020. The fair values of these contingent consideration liabilities were estimated with a Monte Carlo simulation model using Level 3 inputs to assess the probability of us achieving the targets, and any subsequent changes in fair value are recorded in the condensed consolidated statements of operations until settlement. As of March 31, 2020, the significant inputs for the fair value of the remaining contingent liability included projected qualifying members for fiscal year 2020, weighted-average revenue volatility of 3.82%, weighted-average revenue discount rate of 0.6%, and weighted-average discount rate of 0.17%. See Note 4 for further discussion.
As of March 31, 2020 and December 31, 2019, total contingent consideration liabilities were $2.9 million and $5.4 million, respectively. The following table sets forth the changes in our Level 3 financial liabilities for the periods presented:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Beginning balance	$5,415	$5,004
Contingent consideration recorded upon acquisition (Note 4)	—	3,300
Change in fair value of contingent consideration (Note 4)	84	674
Payment related to myStrength contingent consideration (Note 4)	(2,584)	—
Ending balance	$2,915	$8,978

7. Revolving Loan
In July 2019, we entered into a Loan and Security Agreement with Silicon Valley Bank ("SVB"). The agreement provides a secured revolving loan facility in an aggregate principal amount of up to $30.0 million with a maturity of any revolving loan thereunder in July 2022. Revolving loans under this facility bear interest at a floating rate equal to the greater of (i) 5.25% or (ii) the prime rate published in the Wall Street Journal, minus 0.25%. Interest on any revolving loan is due and payable monthly in arrears.
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
The Loan and Security Agreement also contains customary events of default, upon which SVB may declare all or a portion of our outstanding obligations payable to be immediately due and payable. There were no amounts outstanding under the agreement as of March 31, 2020 or December 31, 2019. Fees incurred under the revolving loan facility during the three months ended March 31, 2020 were not material.

8.	Operating Lease Liabilities

We lease office facilities under operating lease arrangements that have remaining lease terms ranging from 3 to 7 years. Our leases do not contain any material residual value guarantees or restrictive covenants. During the three months ended March 31, 2020, operating lease costs for non-cancelable operating lease costs were $1.1 million. Variable lease costs were $0.2 million for the three months ended March 31, 2020. Sublease income for the three months ended March 31, 2020 were not material.

Under ASC 840, the previous lease standard, total rent expense under operating leases during the three months ended March 31, 2019 was $0.6 million.

A summary of supplemental lease information is as follows:

Three Months Ended March 31, 2020
(in thousands)
Weighted average remaining lease term (years)	4.6
Weighted average discount rate	3.8%

Maturities of operating lease liabilities as of March 31, 2020 are as follows:

March 31, 2020
(in thousands)
Years ending December 31,
2020 (remaining 9 months)	$3,391
2021	5,094
2022	5,242
2023	5,213
2024	1,799
2025 and thereafter	3,071
Total lease payments	23,810
Less: imputed interest	(2,149)
Less: tenant allowance	(3,308)
Total operating lease liabilities	$18,353
Reported as:
Operating lease liabilities, current (1)	$2,877
Operating lease liabilities, noncurrent	15,476
Total operating lease liabilities	$18,353

(1) Included as part of "Accrued expenses and other current liabilities" on the condensed consolidated balance sheets.

Future minimum lease payments, net of future sublease income of $0.2 million, under operating leases as of December 31, 2019 under ASC 840, the prior lease standard, were as follows:

Net Minimum Lease Payments
(in thousands)
2020	$3,908
2021	5,055
2022	5,233
2023	5,141
2024	1,756
Thereafter	3,068
Total future minimum payments	$24,161

9. Commitments and Contingencies
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
Although the results of litigation and claims are inherently unpredictable, we have not recorded an accrual for such contingencies as we believe that there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of March 31, 2020, and December 31, 2019.
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
10. Stockholders’ Equity
Redeemable Convertible Preferred Stock

In conjunction with our IPO in July 2019, all shares of redeemable convertible preferred stock then outstanding, totaling 58,615,488 shares, were automatically converted into an equivalent number of shares of common stock on a one-to-one basis and their carrying value, totaling $237.0 million, inclusive of accretion of redeemable convertible preferred stock, was reclassified into stockholders’ equity on our condensed consolidated balance sheets. No shares of redeemable convertible preferred stock were issued or outstanding as of March 31, 2020 or December 31, 2019.

Accretion to the redemption price of our redeemable convertible preferred stock was zero and less than $0.1 million for the three months ended March 31, 2020 and 2019, respectively. Accretion is recognized as a reduction of additional paid-in capital with a corresponding increase to the carrying value of our redeemable convertible preferred stock. Upon completion of the IPO, the accretion rights of our redeemable convertible preferred stock were terminated.
Undesignated Preferred Stock

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
As of March 31, 2020 and December 31, 2019, we reserved shares of common stock, on an as-if-converted basis, for future issuance as follows:

	March 31,	December 31,
	2020	2019
	(in thousands)
Outstanding warrants to purchase common stock	695	695
Outstanding options to purchase common stock	12,629	14,020
Outstanding restricted stock units	4,713	5,208
Restricted stock awards subject to repurchase	614	736
Estimated shares for future ESPP purchase	1,843	890
Available for future issuance under 2019 Plan	11,866	8,160
Total	32,360	29,709

11. Common Stock Warrants
Common stock warrants outstanding as of March 31, 2020 and December 31, 2019 are as follows:

Holder	Issue Date	Outstanding Shares	Exercise Price	Exercisable Shares	Expiration Date
	(in thousands, except per share data)
Partner	3/1/2015	695	$2.28	695	2/28/2025
		695		695
No common stock warrants were exercised during the three months ended March 31, 2020.
12. Stock-Based Compensation
We have the following stock-based compensation plans: the EosHealth, Inc. 2008 Stock Incentive Plan (the “2008 Plan”), the Livongo Health, Inc. 2014 Stock Incentive Plan (the “2014 Plan”), and the 2019 Equity Incentive Plan (the "2019 Plan", and, together with the 2014 Plan and the 2008 Plan, the "Plans").
Our 2019 Plan became effective as of the business day immediately prior to the effective date of our IPO. A total of 8,004,000 shares of our common stock was initially reserved for issuance pursuant to our 2019 Plan. In addition, the shares reserved for issuance under our 2019 Plan include (i) shares that were reserved but unissued under our 2014 Plan as of immediately prior to its termination, plus (ii) shares subject to awards under our 2014 Plan, and our 2008 Plan that, on or after the termination of the 2014 Plan, expire or terminate and shares previously issued pursuant to our 2014 Plan or 2008 Plan, as applicable, that, on or after the termination of the 2014 Plan, are forfeited or repurchased by us (provided that the maximum number of shares that may be added to our 2019 Plan from the 2014 Plan and 2008 Plan is 21,770,029 shares). The number of shares of our common stock available for issuance under our 2019 Plan will also include an annual increase on the first day of each fiscal year beginning on January 1, 2020, equal to the least of: (i) 7,120,000 shares; (ii) 4% of the outstanding shares of our common stock as of the last day of our immediately preceding fiscal year; or (iii) such other amount as our board of directors may determine as of no later than the last day of our immediately preceding fiscal year.

Stock Options

Stock option activity under the Plans is as follows:

		Options Outstanding
	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands, except per share data and years)
Balance as of December 31, 2019	8,160	14,020	$1.85	6.7	$325,474
Shares authorized	3,812	—
Exercised	—	(1,247)	$1.38
Forfeited/cancelled	144	(144)	$1.88
Restricted stock units and PSUs granted	(726)	—
Restricted stock units and PSUs forfeited	101	—
Restricted stock units and PSUs withheld for income taxes	375	—
Balance as of March 31, 2020	11,866	12,629	$1.89	6.4	$336,424
Vested and exercisable as of March 31, 2020		9,176	$1.53	6.0	$247,727

The aggregate intrinsic value of stock option awards exercised was $31.2 million and $4.2 million for the three months ended March 31, 2020 and 2019, respectively. Aggregate intrinsic value represents the difference between the exercise price and the fair value of the shares underlying common stock on the date of exercise.
No options were granted during the three months ended March 31, 2020 and 2019. As of March 31, 2020, total unrecognized compensation expense related to unvested stock options, Performance RSUs and restricted stock units granted was $49.8 million, which is expected to be recognized over a weighted-average period of 3.2 years.
Options and Restricted Stock Units with Service- and Market-Based Vesting Conditions
In March 2019, we canceled stock options with a combination of service- and market-based vesting conditions covering a total of 196,460 shares that were granted in 2018. In January 2019, we granted restricted stock units covering a total of 161,250 shares with a combination of service- and market-based vesting conditions to an executive.
We recognized stock-based compensation expense of $0.2 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively, in connection with these service- and market-based grants. Additionally, we recognized stock-based compensation expense of $0.2 million related to the canceled market-based options for the three months ended March 31, 2019.
The unrecognized stock-based compensation expense for market-based awards as of March 31, 2020 was $1.4 million, which is expected to be recognized over a weighted-average period of 2.5 years.
Restricted Stock Awards

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested balance, December 31, 2019	736	$9.76
Vested	(122)	$9.76
Unvested balance, March 31, 2020	614	$9.76

In March 2019, we issued a restricted stock award covering 982,301 shares of our common stock to an executive with a grant date fair value of $9.6 million.
We recognized restricted stock awards related stock-based compensation expense of $0.5 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the unrecognized stock-based compensation expense related to these restricted stock awards was $5.0 million, which is expected to be recognized over a weighted-average period of 2.4 years.
Restricted Stock Units and Performance Stock Units

	Restricted Stock Units, Performance RSUs and PSUs	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Balance as of December 31, 2019	4,708	$11.31
Granted	726	$24.41
Released	(620)	$8.79
Forfeited	(101)	$17.95
Balance as of March 31, 2020	4,713	$13.52

Prior to our IPO, we granted restricted stock units that contain both service- and performance-based vesting conditions to our executives, employees and consultants (“Performance RSUs”). The service-based vesting condition is generally satisfied (i) over four years with 25% vesting on the one-year anniversary of the award and the remainder vesting monthly over the next 36 months, or (ii) over four years with 1/48 vesting on the one-month anniversary of the award, and remainder vesting monthly over the next 47 months, subject to the grantee’s continued service with us through the vesting dates. The performance-based vesting condition is satisfied upon the earlier of (i) a change in control where the consideration paid to our equity security holders is cash, publicly traded stock, or a combination of both, or (ii) six months and one day following our IPO. The satisfaction of the performance-based vesting condition became probable upon the completion of our IPO in July 2019, at which point we recorded cumulative stock-based compensation expense using the accelerated attribution method. During the three months ended March 31, 2020, the vesting terms for Performance RSUs were modified from monthly to quarterly basis. The modification had no material impact on our condensed consolidated financial statements.
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

In January 2019, we granted restricted stock units covering 982,301 shares to an executive that contain only service-based vesting conditions over a four year period and recognized stock-based compensation expense of $0.5 million and 0.4 million, respectively, during the three months ended March 31, 2020 and 2019. In addition, we granted restricted stock units covering 491,151 shares that immediately vested on the grant date and recognized $3.8 million of stock-based compensation expense in our condensed consolidated statements of operations for the three months ended March 31, 2019. During the three months ended March 31, 2020 and 2019, $6.1 million and $4.2 million stock-based compensation expense related to performance RSUs and RSUs, respectively, was recognized in our condensed consolidated statements of operations.
Additionally, included in the shares granted during the three months ended March 31, 2020, we issued performance-based restricted stock units covering 23,196 shares which consist of both service- and performance-based conditions. The service-based vesting condition is satisfied over one year on a quarterly basis from the date the applicable sales milestones are met. The performance-based vesting condition is satisfied upon the achievement of certain sales milestones. In April 2019, we issued other performance-based restricted stock units covering 100,000 shares which consist of both service- and performance-based vesting conditions including both the achievement of certain sales milestones and our IPO. The service-based vesting condition is satisfied over four years from the date the sales milestones were met. The performance-based vesting condition was satisfied upon both the achievement of certain sales milestones and our IPO. Stock-based compensation expense related to these performance-based restricted stock units that are expected to vest was $0.1 million during the three months ended March 31, 2020.

2019 Employee Stock Purchase Plan
In July 2019, our board of directors adopted, and our stockholders approved, our Employee Stock Purchase Plan ("ESPP"). Our ESPP became effective as of the business day immediately prior to the effective date of our IPO. A total of 890,000 shares of our common stock was initially available for sale under our ESPP. In addition, the number of shares available for sale under our ESPP will include an annual increase on the first day of each fiscal year beginning on January 1, 2020, equal to the least of: (i) 2,670,000 shares, (ii) 1% of the outstanding shares of our common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as our board of directors may determine as of no later than the last day of our immediately preceding fiscal year. Each offering period will be approximately six months in duration commencing on the first trading day on or after May 15 and November 15 of each year and terminating on the first trading day on or after November 15 and May 15 approximately six months later, provided however that the first offering period commenced on the first trading day after our IPO date and will end on May 15, 2020.

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
As of March 31, 2020, no shares of common stock have been purchased under our ESPP.
During the three months ended March 31, 2020, we recognized $0.4 million in stock-based compensation expense related to our ESPP in our condensed consolidated statements of operations. As of March 31, 2020, the unrecognized stock-based compensation expense related to our ESPP is $0.2 million, which is expected to be recognized over a weighted average period of 0.1 year.
Award Modifications
In March 2020, we accelerated vesting of 11,412 RSUs for terminated employees, resulting in an incremental stock-based compensation expense of $0.1 million recognized in the consolidated statements of operations for the three months ended March 31, 2020.
Stock-Based Compensation Expense
Stock-based compensation expense in the condensed consolidated statements of operations is summarized as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cost of revenue	$92	$6
Research and development expenses	2,216	361
Sales and marketing expenses	2,052	219
General and administrative expenses	3,703	4,924
Total stock-based compensation expense	$8,063	$5,510

Stock-based compensation costs related to capitalized internal-use software during the three months ended March 31, 2020 was $0.1 million, and less than $0.1 million for the three months ended March 31, 2019.

13. Income Taxes
We recorded an insignificant income tax expense for the three months ended March 31, 2020, primarily due to state taxes and income taxes on foreign income. The income tax benefit of $1.4 million for the three months ended March 31, 2019 was due to the release of a valuation allowance arising from a deferred tax liability in connection with the myStrength acquisition. The deferred tax liability provided an additional source of taxable income to support the realizability of pre-existing deferred tax assets.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted and signed into law. The CARES Act includes a number of income tax changes, including, but not limited to, (i) permitting net operating loss carrybacks to offset 100% of taxable income for taxable years beginning before 2021, (ii) accelerating AMT tax refunds, (iii) temporarily increasing the allowable business interest deduction from 30% to 50% of adjusted taxable income, and (iv) providing a technical correction for depreciation as relates to qualified improvement property. We have preliminarily evaluated the impact of the CARES Act and do not expect the CARES Act will result in material impact.
14. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to our common stockholders:

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per share data)
Net loss	$(5,573)	$(14,371)
Accretion of redeemable convertible preferred stock	—	(41)
Net loss attributable to common stockholders	$(5,573)	$(14,412)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	95,543	18,207
Net loss per share attributable to common stockholders, basic and diluted	$(0.06)	$(0.79)

As we have reported net loss for each of the periods presented, all potentially dilutive securities are antidilutive. The following potential outstanding shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Redeemable convertible preferred stock	—	58,615
Stock options	12,629	16,757
Restricted stock awards subject to repurchase	614	982
Common stock warrants	695	785
Restricted stock units	4,713	982
ESPP obligations	87	—
Total anti-dilutive shares	18,738	78,121

15. Segment Information
We operate as one operating segment as we only report financial information on an aggregate and consolidated basis to the Chief Executive Officer, our chief operating decision maker, who regularly reviews financial operating results on a consolidated basis for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results, and plans for components or types of products or services below the consolidated unit level. As of March 31, 2020 and December 31, 2019, substantially all of our long-lived assets were located in the United States and all revenue was earned in the United States for the three months ended March 31, 2020 and 2019.

16. Related Party Transactions
During the three months ended March 31, 2020, and 2019, we paid immaterial shared service fees related to financial, legal, and administrative support to a stockholder pursuant to a shared services agreement.
We had an employment arrangement with a managing partner of a stockholder. Salary paid under the employment agreement for three months ended March 31, 2019 was not material. No such fees were paid during the three months ended March 31, 2020.
In February 2019, we assumed an additional lease agreement previously held by a stockholder for our Chicago office space with an initial expiration date in December 2024. We entered into a sublease agreement with the stockholder for a portion of the leased space. The sublease term expires in December 2024. Sublease income recorded for this sublease was not material for the three months ended March 31, 2020 and 2019.
17. Employee Benefits
We sponsor a 401(k) plan for employees, which provides for us to make discretionary matching or discretionary annual contributions to the plan. We recognized expense of $0.8 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively, related to our 401(k) plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our Management's Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019, or our Annual Report. As discussed in the section titled "Note Regarding Forward-Looking Statements," the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q and Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
We sell to companies of all sizes, including employers, from small businesses to Fortune 500 enterprises, hospital payors government entities, and labor unions. We currently derive a high concentration of our revenue from sales to clients that are self-insured employers, with hospital payors, government entities, and labor unions accounting for a smaller portion of our revenue. As of March 31, 2020 and December 31, 2019, we served 1,252 and 872 clients, respectively. For a discussion of the methodology used to determine the number of clients, see the section titled “Key Metrics” below. As of March 31, 2020 and December 31, 2019, we had approximately 328,500 and 222,700 members, respectively, enrolled in our Livongo for Diabetes solution. In addition, we have a growing number of members enrolled in our hypertension, prediabetes and weight management, and behavioral health solutions. Our client and member base is located in the United States.

We have experienced significant growth since our inception. Our revenue increased $36.8 million, or 115%, to $68.8 million for the three months ended March 31, 2020, compared to $32.1 million for the three months ended March 31, 2019. We have made significant investments to grow our business, particularly in research and development and sales and marketing. As a result, we have incurred net losses of $5.6 million and $14.4 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $169.8 million.
COVID-19 Update
In March 2020, the World Health Organization declared the 2019 novel coronavirus, or COVID-19, a global pandemic. We are closely monitoring the impact of COVID-19 on all aspects of our business. We have taken measures in response to the COVID-19 pandemic, including temporarily closing our offices and implementing a work from home policy for our worldwide workforce; suspending employee travel and in person meetings; and adjusting our supply chain and inventory levels. We may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, clients, members and stockholders. The effects of these operational modifications are unknown and may not be realized until further reporting periods.
While the COVID-19 pandemic has not had a material adverse impact on our financial condition and results of operations to date, the future impact of the coronavirus outbreak on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our clients and our sales cycles, impact on our marketing efforts, and effect on our suppliers, all of which are uncertain and cannot be predicted. Public and private sector policies and initiatives to reduce the transmission of COVID-19 and disruptions to our operations and the operations of our third-party suppliers, along with the related global slowdown in economic activity, may result in decreased revenues and increased costs, and we expect such impacts on our revenue and costs to continue through the duration of this crisis. Further, the economic effects of COVID-19 have financially constrained some of our prospective and existing clients’ healthcare spending, which we expect will negatively impact our ability to acquire new clients and our ability to renew subscriptions with or sell additional solutions to our existing clients. We also expect to experience increased member attrition to the extent our existing clients’ reduce their respective workforces in response to the current economic conditions. As of the issuance of these financial statements, the extent to which the coronavirus outbreak may materially impact our financial condition, liquidity or results of operations is uncertain. However, due to our subscription-based business model, the effect of the coronavirus outbreak may not be fully reflected in our revenue until future periods. It is possible that the COVID-19 pandemic, the measures taken by the governments of countries affected and the resulting economic impact may materially and adversely affect our results of operations, cash flows and financial positions as well as our customers.
Factors Affecting Our Performance
New Client Acquisition. We believe there are significant opportunities for growth as enterprises and individuals seek better ways to manage chronic conditions. We believe our ability to add new clients is a key indicator of our increasing market adoption and future revenue potential. Our client count grew from 872 as of December 31, 2019 to 1,252 clients as of March 31, 2020, representing an increase of 44%. For a discussion of the methodology used to determine the number of clients, see the section titled “Key Metrics” below.
Our channel partners, pharmacy benefit managers, or PBMs, and resellers play an important role in marketing to and contracting with our clients. They often speed up the process of contracting and increase our access to clients. Under our agreements with our channel partners, PBMs and resellers, we are obligated to pay such third parties an administrative or a marketing fee. While these relationships carry up-front costs, they significantly expand the distribution channels through which we may capture new clients and enroll new members. Our growth and financial results will depend in part on our ability to acquire new clients, particularly as we pursue Medicare Advantage, Managed Medicare, Fee for Service Medicare, Medicaid, and other fully-insured employers. We expect our ability to add new clients may be negatively impacted by current economic uncertainty in light of the COVID-19 pandemic. Our ability to increase our total number of clients also increases our future opportunities for product intensity through expansion of members within an existing client using a solution, renewals, and product density through sales of additional solutions for other chronic conditions.
Product Intensity and Enrollment. An important component of our revenue growth strategy is to retain our existing clients and members, as well as increase product intensity through growing member enrollment within our client base. We believe we are well-positioned to continue our relationships with existing clients due to the quality of our solutions and member satisfaction with our solutions. However, we expect our ability to retain existing clients and members and increase product intensity will be negatively impacted by certain of our clients' financial constraints in light of the COVID-19 pandemic. Members see real value in our solutions and are satisfied with our offering, which is demonstrated with our average Livongo for Diabetes member NPS of +64 as of December 31, 2019. We work to continually improve our enrollment rate through the use of our AI+AI engine, which provides feedback on successful outreach and engagement strategies. The ability to enroll additional members with chronic conditions represents a significant opportunity for us within our existing clients. Once a client is onboarded, we leverage our AI+AI engine to target and engage with potential new members in an informed manner that drives rapid enrollment and increases our product intensity in these new clients.
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
Timing of Sales. While we sell to and implement our solutions to clients year-round, we experience some seasonality in terms of when we enter into agreements with our clients and when we launch our solutions to members. We typically enter into a higher percentage of agreements with new clients, as well as renewal agreements with existing clients, in our third and fourth quarters, which coincide with typical employee benefit enrollment periods, with higher implementation rates in the first quarter. Regardless of when the agreement is entered into, we can typically complete client implementation in an average of approximately three months. Any downturn in sales, however, may negatively affect our revenue in future periods. Further, the COVID-19 pandemic may negatively impact the timing of our sales cycle. Accordingly, the effect of downturns in sales and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods.

Key Metrics
We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following metrics are useful in evaluating our business:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Clients(1)	1,252	709
Enrolled Diabetes Members	328,510	164,168
Estimated Value of Agreements(2)	$89,009	$48,063

(1)	First quarter of 2019 has been updated to conform to current methodology as described further below.

(2)	Previously referred to as total contract value.
Clients. We define our clients as business entities that have at least one active paid contract with us at the end of a particular period. Entities that access our platform through our channel partners, such as PBMs and resellers, are counted as individual clients. Historically, we have treated our partnerships with health plans as a single client, though multiple employers may contract for our services through a single health plan, because of the relatively small number of employers who enrolled under those plans. Because of the increase in the number of employers who are enrolling through health plans instead of other channels, beginning with the first quarter of 2020 we believe that it is more appropriate to treat health plans in the same manner as we treat our channel partners, such as PBMs and resellers, and include entities who enroll in our platform through a health plan as separate clients. The historical information presented has been revised to include such entities as individual clients. We do not count our channel partners, such as PBMs, health plans, or resellers as clients, unless they also separately have active paid contracts for our solutions. If business units or subsidiaries of the same entity enter into separate agreements with us, they are counted as separate clients. However, entities that have purchased multiple solutions through different contracts are treated as a single client.
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
Estimated Value of Agreements. This represents the estimated value of agreements, signed in the relevant period and was previously referred to as the Total Contract Value, or TCV, in certain of Livongo's previous filings with the Securities and Exchange Commission. Estimated Value of Agreements includes agreements entered into with new clients or expansions entered into with existing clients. Estimated Value of Agreements is helpful in evaluating our business because it provides some visibility into future revenue. Our new client subscriptions typically have a term of one to three years, and we generally invoice our clients in monthly installments at the end of each month in the subscription period based on the number of members in such month who were active on or used our solution within a certain period of time, as specified in the applicable client’s agreement. We define Estimated Value of Agreements as contractually committed orders to be invoiced under agreements initially entered into during the relevant period. Agreements are only counted in Estimated Value of Agreements in the period in which they are entered into, and for purposes of this calculation, we assume an average member enrollment rate. Our estimates include assumptions regarding the total recruitable individuals at a client, commencement of enrollment period, enrollment method, starting enrollment rates, monthly increases to enrollment rates over time, contract length, and client size and industry. Estimates also assume the agreement will not be terminated early and will be serviced for the full term, there are no changes to the total recruitable individuals at a client during the relevant period, and no changes to the per participant per month fee during the relevant period. Until such time as these amounts are invoiced, which occurs at the end of each month of service, they are not recorded in revenue, deferred revenue, or elsewhere in our condensed consolidated financial statements.
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

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Gross profit	$50,715	$22,204
Add:
Stock-based compensation expense	92	6
Amortization of intangible assets	420	327
Adjusted gross profit	$51,227	$22,537
Adjusted gross margin (as a percentage of revenue)	74.4%	70.3%
Adjusted EBITDA
Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes and in evaluating acquisition opportunities.
We calculate adjusted EBITDA as net loss adjusted to exclude (i) depreciation and amortization, (ii) amortization of intangible assets, (iii) stock-based compensation expense, (iv) lock-up related payroll taxes, (v) acquisition-related expenses, (vi) change in fair value of contingent consideration, (vii) other income, net, and (viii) provision for (benefit from) income taxes.
The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for the periods presented:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net loss	$(5,573)	$(14,371)
Add:
Depreciation and amortization(1)	1,180	696
Amortization of intangible assets	696	564
Stock-based compensation expense	8,063	5,510
Lock-up related payroll taxes(2)	600	—
Acquisition-related expenses(3)	—	207
Change in fair value of contingent consideration	84	674
Other income, net(4)	(1,315)	(462)
Provision for (benefit from) income taxes	21	(1,388)
Adjusted EBITDA	$3,756	$(8,570)
______________

(1)	Depreciation and amortization includes depreciation of property and equipment, amortization of debt discount, and amortization of capitalized internal-use software costs.

(2)	Lock-up related payroll taxes represent the employer portion of payroll taxes paid in connection with the stock releases upon the expiration of the lock-up agreement related to the IPO.

(3)	Acquisition-related expenses consist primarily of transaction and transition related fees and expenses, including legal, accounting, and other professional fees.

(4)	Other income, net includes interest income, interest expense, and other income (expense).

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
Components of Statements of Operations
The financial results of operations for the three months ended March 31, 2019 in this Management's Discussion and Analysis of Financial Condition and Results of Operations reflect the effects of the revisions to reflect the adoption of ASC 606 on January 1, 2019 and to correct prior period errors as discussed in Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q.
Revenue
The substantial majority of our revenue is derived from monthly subscription fees that are charged based on a per participant per month basis, which is determined based on number of active enrolled members each month. Our Livongo for Diabetes, Livongo for Prediabetes and Weight Management, and Livongo for Behavioral Health solutions incorporate the integration of devices used to monitor members’ chronic conditions, supplies and services, including access to our platform. The contract term is generally one to three years, with one year auto-renewal terms. There is usually a six-month minimum enrollment period within our contracts.
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
In certain legacy arrangements, we derive revenue from the sale of our cellular-connected weight scale and access to the Livongo for Prediabetes and Weight Management solution through the Retrofit platform. When an agreement contains multiple performance obligations, we allocate the transaction price to each performance obligation based on the relative standalone selling price, or SSP. The determination of SSP is judgmental and is based on the price an entity charges for the same good or service, sold separately in a standalone sale, and sold to similar clients in similar circumstances. We typically price the devices and services within a narrow range to represent SSP. Amounts allocated to the connected device are recognized at a point in time upon delivery of the device. Amounts allocated to the services are recognized as the service is performed.

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
Cost of Revenue
Cost of revenue consists of expenses that are closely correlated or directly related to delivery of our solutions and monthly subscription fees, including product costs, data center costs, client support costs, credit card processing fees, allocated overhead costs, amortization of developed technology, and amortization of deferred costs. In light of COVID-19, we are in the process of evaluating changes to our supply chain to protect against current market uncertainty. For our Livongo for Diabetes, Hypertension and Weight Management solutions, which offer the cellular-connected devices, device costs are deferred and amortized over the shorter of the expected member enrollment period or the expected device life. Certain personnel expenses associated with supporting these functions, such as salaries, bonuses, stock-based compensation expense and benefits, including allocated overhead expenses for facilities, information technology and depreciation expense, are included in cost of revenue. We expect cost of revenue to increase in the foreseeable future in absolute dollars, but decrease as a percentage of revenue over the long term.
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
Sales and Marketing. Sales and marketing expenses consist of personnel expenses, sales commissions for our direct sales force and our channel partners’ commission expenses, as well as communication, promotional, client conferences, public relations, other marketing events, and allocated overhead costs. Personnel expenses include salaries, bonuses, stock-based compensation expense and benefits for employees and contractors. Upon our adoption of ASC 606 effective January 1, 2019, incremental sales commissions and stock-based compensation associated with costs to acquire clients are amortized to sales and marketing expense over the estimated period of benefit. We intend to continue to make significant investment in our sales and marketing organization to increase our brand awareness, drive additional revenue and expand into new markets. However, we anticipate sales and marketing expenses to decrease in the near-term due to restrictions on travel, entertainment, and other events in response to the COVID-19 pandemic. Despite the impact of COVID-19, we expect our sales and marketing expenses to continue to increase in absolute dollars in the foreseeable future. However, we expect our sales and marketing expenses to decrease as a percentage of revenue over the long term, although our sales and marketing expenses may fluctuate as a percentage of revenue from period to period due to the timing and amount of these expenses.
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
Results of Operations
The following tables set forth consolidated statements of operations for the periods indicated and such data as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Revenue	$68,823	$32,067
Cost of revenue(1)(2)	18,108	9,863
Gross profit	50,715	22,204
Operating expenses:
Research and development(1)	13,997	8,994
Sales and marketing(1)(2)	27,655	14,643
General and administrative(1)(3)	15,846	14,114
Change in fair value of contingent consideration	84	674
Total operating expenses	57,582	38,425
Loss from operations	(6,867)	(16,221)
Other income, net	1,315	462
Loss before provision for income taxes	(5,552)	(15,759)
Provision for (benefit from) income taxes	21	(1,388)
Net loss	$(5,573)	$(14,371)
______________

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cost of revenue	$92	$6
Research and development	2,216	361
Sales and marketing	2,052	219
General and administrative	3,703	4,924
Total stock-based compensation expense	$8,063	$5,510
______________

(2)	Includes amortization of intangible assets as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cost of revenue	$420	$327
Sales and marketing	276	237
Total amortization of intangible assets	$696	$564
______________

(3)	Includes acquisition-related expenses as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
General and administrative	$—	$207
Total acquisition-related expenses	$—	$207

	Three Months Ended March 31,
Percentage of Revenue Data	2020	2019
Revenue	100.0%	100.0%
Cost of revenue	26.3	30.8
Gross profit	73.7	69.2
Operating expenses:
Research and development	20.3	28.0
Sales and marketing	40.2	45.7
General and administrative	23.1	44.0
Change in fair value of contingent consideration	0.1	2.1
Total operating expenses	83.7	119.8
Loss from operations	(10.0)	(50.6)
Other income, net	1.9	1.5
Loss before provision for income taxes	(8.1)	(49.1)
Provision for (benefit from) income taxes	—	(4.3)
Net loss	(8.1)%	(44.8)%

Comparison of Three Months Ended March 31, 2020 and 2019
Revenue

	Three Months Ended March 31,
	2020	2019	% Change
	(dollars in thousands)
Revenue	$68,823	$32,067	115%
Revenue was $68.8 million for the three months ended March 31, 2020 compared to $32.1 million for the three months ended March 31, 2019, an increase of $36.8 million, or 115%.
The increase in revenue was primarily due to increases in monthly subscription revenue. Total monthly subscription revenue increased to $61.9 million, or 90% of revenue, for the three months ended March 31, 2020, compared to $29.9 million, or 93% of revenue, for the three months ended March 31, 2019, representing an increase of $32.0 million, or 107%. The increase in subscription fees is primarily due to growth in enrolled diabetes members, which increased by approximately 164,300 enrolled diabetes members, or 100%, to 328,510 enrolled diabetes members as of March 31, 2020. Monthly subscription revenue from Livongo for Hypertension also contributed $2.7 million to the increase in monthly subscription revenue as the number of our members grew. Revenue from Livongo for Prediabetes and Weight Management increased $4.0 million and revenue from Livongo for Behavioral Health increased $1.2 million as a result of overall growth in the three months ended March 31, 2020.
Cost of Revenue

	Three Months Ended March 31,
	2020	2019	% Change
	(dollars in thousands)
Cost of revenue	$18,108	$9,863	84%
Cost of revenue was $18.1 million for the three months ended March 31, 2020, compared to $9.9 million for the three months ended March 31, 2019, an increase of $8.2 million, or 84%.
The increase in cost of revenue was primarily due to a $5.9 million increase in devices, supplies, cellular and fulfillment costs as a result of growth and amortization of deferred costs from increased shipments of Livongo for Diabetes, Livongo for Prediabetes and Weight Management, and Livongo for Hypertension welcome kits. The increase was also driven by a $1.9 million increase in member support and coaching costs to support the growth in enrolled diabetes members.
Gross Profit and Gross Margin

	Three Months Ended March 31,
	2020	2019	% Change
	(dollars in thousands)
Gross profit	$50,715	$22,204	128%
Gross margin	73.7%	69.2%
Gross profit was $50.7 million for the three months ended March 31, 2020 compared to $22.2 million for the three months ended March 31, 2019, an increase of $28.5 million, or 128%. The increase in gross profit was primarily the result of an increase in monthly subscription revenue due to the continued addition of new enrolled diabetes members and expansion into Livongo for Hypertension, Livongo for Prediabetes and Weight Management, and Livongo for Behavioral Health.
Gross margin was 73.7% for the three months ended March 31, 2020 compared to 69.2% for the three months ended March 31, 2019. The increase in gross margin was primarily due to revenue from the growth of enrolled diabetes members and growth of members enrolled in Livongo for Prediabetes and Weight Management solution for which device costs were fully recognized in prior periods, and increase in revenue from Livongo for Hypertension and from Livongo for Behavioral Health by myStrength solution.

Operating Expenses
Research and Development

	Three Months Ended March 31,
	2020	2019	% Change
	(dollars in thousands)
Research and development	$13,997	$8,994	56%
Research and development expenses were $14.0 million for the three months ended March 31, 2020, compared to $9.0 million for the three months ended March 31, 2019, an increase of $5.0 million, or 56%.
The increase in research and development expenses was primarily due to a $2.5 million increase in personnel expenses as a result of an increase in headcount, a $1.9 million increase in stock-based compensation expense largely due to less expense recognized in the prior year period before the satisfaction of the performance-based vesting condition of the completion of our IPO in July 2019, a $0.4 million increase in amortization of capitalized internal-use software costs, a $0.6 million in infrastructure costs including allocated overhead costs, partially offset by a $0.3 million decrease in outside service costs.
Sales and Marketing

	Three Months Ended March 31,
	2020	2019	% Change
	(dollars in thousands)
Sales and marketing	$27,655	$14,643	89%
Sales and marketing expenses were $27.7 million for the three months ended March 31, 2020 compared to $14.6 million for the three months ended March 31, 2019, an increase of $13.0 million, or 89%.
The increase in sales and marketing expenses was primarily due to a $4.6 million increase in partner commissions due to increased sales activities through our channel partners, a $4.4 million increase in personnel expenses and sales commissions as a result of department headcount growth, a $1.8 million increase in stock-based compensation expense largely due to less expense recognized in the prior year period before the satisfaction of the performance-based vesting condition of the completion of our IPO in July 2019, a $1.2 million increase in expenses related to marketing campaigns and member outreach efforts, a $0.7 million increase in allocated overhead costs, and a $0.2 million increase in payroll taxes related to the release of vested stock awards as a result of our IPO lock-up expiration in January 2020.
General and Administrative

	Three Months Ended March 31,
	2020	2019	% Change
	(dollars in thousands)
General and administrative	$15,846	$14,114	12%
General and administrative expenses were $15.8 million for the three months ended March 31, 2020 compared to $14.1 million for the three months ended March 31, 2019, an increase of $1.7 million, or 12%.
The increase in general and administrative expenses was primarily due to a $2.5 million increase in personnel expenses as a result of department headcount growth, a $1.0 million increase in insurance costs attributable to higher premium for public companies, a $0.3 million increase in infrastructure technology spend, and $0.2 million payroll taxes related to the release of vested stock awards upon IPO lock-up expiration in January 2020, partially offset by a $1.2 million decrease in stock-based compensation expense largely driven by stock awards granted to executives and related expense recognized in the 2019 period, a $1.0 million decrease in professional and consulting costs largely attributable to higher regulatory and other consulting spend in 2019, and a $0.2 million decrease in acquisition-related expenses due to the acquisition of myStrength in February 2019.

Change in Fair Value of Contingent Consideration

	Three Months Ended March 31,
	2020	2019	% Change
	(dollars in thousands)
Change in fair value of contingent consideration	$84	$674	*
______________

*	Percentage not meaningful
The change in fair value of contingent consideration for the three months ended March 31, 2020 decreased $0.6 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The decrease was attributable to a $0.1 million increase in the fair value of the earn-out contingent consideration associated with the Retrofit acquisition in the 2020 period, as compared to a $0.7 million increase in the fair value of the earn-out contingent consideration associated with the myStrength acquisition in the 2019 period.
Other Income, Net

	Three Months Ended March 31,
	2020	2019	% Change
	(dollars in thousands)
Other income, net	$1,315	$462	185%
Other income, net increased by $0.9 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to additional interest earned on higher cash and cash equivalent balances as we raised net proceeds of $377.5 million from our IPO in July 2019.
Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,
	2020	2019	% Change
	(dollars in thousands)
Provision for (benefit from) income taxes	$21	$(1,388)	(102)%
______________

*	Percentage not meaningful
The provision for (benefit from) income taxes for the three months ended March 31, 2020 was primarily due to state taxes and taxes on foreign income, compared to the three months ended March 31, 2019 that was due to the release of a valuation allowance arising from a deferred tax liability in connection with the myStrength acquisition. The deferred tax liability provided an additional source of taxable income to support the realizability of pre-existing deferred tax assets.
Liquidity and Capital Resources
As of March 31, 2020, we had cash and cash equivalents of $218.2 million and short-term investments of $150.0 million. Our cash and cash equivalents primarily consist of highly liquid investments in money market funds and cash. Our short-term investments consist of certificates of deposit with an initial maturity of twelve months or less. Since our inception, we have generated significant operating losses from our operations as reflected in our accumulated deficit of $169.8 million as of March 31, 2020 and negative cash flows from operations.
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
We have a loan and security agreement with SVB. The agreement provides a secured revolving loan facility in an aggregate principal amount of up to $30.0 million. Revolving loans under this facility bear interest at a floating rate equal to the greater of (i) 5.25% or (ii) the prime rate published in the Wall Street Journal, minus 0.25%. Interest on the revolving loans is due and payable monthly in arrears. The maturity date of any revolving loan is July 2022. Our obligations under the loan and security agreement are secured by a security interest on substantially all of our assets, excluding our intellectual property. The loan and security agreement contains a financial covenant along with covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock, and make investments, in each case subject to certain exceptions. The loan and security agreement also contains customary events of default, upon which SVB may declare all or a portion of our outstanding obligations payable to be immediately due and payable. There were no amounts outstanding under the loan and security agreement as of March 31, 2020.
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
In March 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) in response to the COVID-19 pandemic. The CARES Act, among other things, extends the deposit date for certain employer payroll taxes that are otherwise owed for wage payments made on or after March 27, 2020, through the end of 2020. We expect to defer employer payroll taxes for wage payments otherwise due in 2020, with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022. We continue to monitor government economic stabilization efforts and may participate in certain legislative provisions to preserve or enhance our liquidity.
We believe that our existing cash and cash equivalents will be sufficient to fund our operating and capital needs for at least the next 12 months, despite the uncertainty in the changing market and economic conditions related to the COVID-19 pandemic. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary because of, and our future capital requirements will depend on, many factors, including our growth rate, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing activities, the timing of introductions of new solutions or features, and the continued market adoption of our solutions. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(10,411)	$(25,187)
Net cash used in investing activities	$(3,087)	$(29,059)
Net cash (used in) provided by financing activities	$(10,012)	$314
Cash Flows from Operating Activities
Our largest source of operating cash flows is cash collections from our clients for access to our solutions. Our primary use of cash from operating activities is for personnel-related expenditures to support the growth of our business.
Net cash used in operating activities during the three months ended March 31, 2020 of $10.4 million was attributable to a $5.6 million net loss, adjusted for $11.4 million of non-cash adjustments and $16.2 million of net cash outflow from changes in operating assets and liabilities. The non-cash adjustments primarily consist of $8.1 million of stock-based compensation expense, $1.2 million of depreciation and amortization, $1.1 million of non-cash operating lease cost, $0.7 million of amortization of intangible assets, and $0.1 million of change in fair value of contingent consideration. The net cash outflow from changes in operating assets and liabilities is primarily the result of an increase of $11.8 million in accounts receivable due to more billings and timing of collections, an increase of $11.2 million in net deferred costs driven by the deferral of our device shipments, a decrease of $3.0 million in accrued expenses and other liabilities primarily due to deferred acquisition-related contingent consideration, bonus and acquisition-related retention bonus payments, a $0.5 million payment for operating lease liabilities, a $0.8 million increase in prepaid and other assets, and a decrease of $0.1 million in accounts payable, partially offset by a decrease in inventory of $9.7 million primarily driven by device shipments, and a $1.5 million increase in deferred revenue.
Net cash used in operating activities during the three months ended March 31, 2019 of $25.2 million was attributable to a $14.4 million net loss, adjusted for $6.1 million of non-cash adjustments and $17.0 million of net cash outflow from changes in operating assets and liabilities. The non-cash adjustments primarily consist of $5.5 million in stock-based compensation expense, a $1.4 million income tax benefit related to the release of a valuation allowance arising from a deferred tax liability in connection with the myStrength acquisition, $0.7 million in depreciation and amortization, a $0.7 million change in fair value of acquisition-related contingent consideration, and $0.6 million in amortization of intangible assets. The net cash outflow from changes in operating assets and liabilities is primarily the result of an increase of $11.9 million in accounts receivable due to more billings and timing of collections, an increase of $5.5 million in deferred costs and an increase of $2.6 million in prepaid expenses and other assets, partially offset by an increase of $3.1 million in accounts payable related to growth.
Cash Flows from Investing Activities
Net cash used in investing activities during the three months ended March 31, 2020 of $3.1 million was primarily attributable to $1.8 million in capital expenditures and a $1.3 million increase in net capitalized internal-use software costs to support our growth.
Net cash used in investing activities during the three months ended March 31, 2019 of $29.1 million was primarily attributable to a $27.4 million payment for the myStrength acquisition, a $1.3 million increase in net capitalized internal-use software costs, and $0.3 million in capital expenditures to support our growth.
Cash Flows from Financing Activities
Net cash used in financing activities during the three months ended March 31, 2020 of $10.0 million was mainly attributable to $10.6 million of taxes paid related to net share settlement of vested equity awards and the payment of deferred purchase consideration of $0.9 million for the myStrength acquisition, partially offset by net proceeds from exercise of stock options of $1.7 million.
Net cash provided by financing activities during the three months ended March 31, 2019 of $0.3 million was attributable to proceeds from the exercise of stock options.
Contractual Obligations and Other Commitments

There were no material changes outside of the ordinary course of business in our contractual obligations and commitments during the three months ended March 31, 2020 from the contractual obligations and commitments disclosed in our latest annual report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 24, 2020.
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
Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements in our latest annual report on Form 10-K for the fiscal year ended December 31, 2019 and Note 2, Summary of Significant Accounting Policies to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no significant changes to these policies during the three months ended March 31, 2020, except for the changes as a result of the adoption of new accounting pronouncements.
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
Interest Rate Risk
As of March 31, 2020, we had cash, cash equivalents, and restricted cash of $219.5 million and short-term investments of $150.0 million. Our cash, cash equivalents, short-term investments, and restricted cash are held in cash deposits, money market funds and certificates of deposit. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a significant effect on the fair value of our investment portfolio. Declines in interest rates, however, would reduce our future interest income.
Foreign Currency Risk
Our revenue and expenses are primarily denominated in U.S. dollars. For the three months ended March 31, 2020 and 2019, we had immaterial foreign exchange transactions. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant. For business conducted outside of the United States, we may have both revenue and costs incurred in the local currency of the subsidiary, creating a partial natural hedge. Changes to exchange rates therefore have not had a significant impact on the business to date; however, we will continue to reassess our foreign exchange exposure as we continue to grow our business globally. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results.
As of March 31, 2020, our cash, cash equivalents, short-term investments, and restricted cash were primarily denominated in U.S. dollars. A 10% increase or decrease in current exchange rates would not materially affect our cash, cash equivalents, short-term investment and restricted cash balances.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2020 and 2019, because our operating expenses that are denominated in currencies other than U.S. dollars have not been subject to material currency inflation.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
We adopted ASC 842, Leases, on January 1, 2020. As a result of the adoption, changes were made to our processes related to leases and the related control activities in order to monitor and maintain appropriate controls over financial reporting. There was no other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
We have not experienced any material impact on our internal control over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information under the caption “Legal Matters” in Note 9 to our condensed consolidated financial statements covered under Part I, Item 1 of this Quarterly Report on Form 10-Q is hereby incorporated by reference.
ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes thereto, before making a decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. In addition, the impact of COVID-19 and any worsening of the economic environment may exacerbate the risks described below, any of which could have a material impact on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently. If any of the following risks occur, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment.
Risks Related to Our Business
We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve or maintain profitability.
We have incurred net losses on an annual basis since our inception. We incurred net losses of $55.3 million and $33.4 million for the years ended December 31, 2019 and 2018, respectively, and $5.6 million and $14.4 million for the three months ended March 31, 2020 and 2019, respectively. We had an accumulated deficit of $169.8 million as of March 31, 2020. We expect our costs will increase substantially in the foreseeable future and our losses will continue as we expect to invest significant additional funds towards growing our business and operating as a public company and as we continue to invest in increasing our client base, expanding our marketing channels and operations, hiring additional employees, and developing new solutions. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Further, we expect these efforts to be negatively impacted by the current COVID-19 pandemic and the resulting economic uncertainty. To date, we have financed our operations principally from the sale of our equity, revenue from sales of our solutions, and the incurrence of indebtedness. Our cash flow from operations was negative for the years ended December 31, 2019 and 2018, and the three months ended March 31, 2020 and 2019. We may not generate positive cash flow from operations or profitability in any given period, and our limited operating history may make it difficult for you to evaluate our current business and our future prospects.
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
We expect to continue to increase headcount and to hire more specialized personnel in the future as we grow our business. We will need to continue to hire, train and manage additional qualified software engineers, coaching and monitoring personnel, and sales and marketing staff, and improve and maintain our technology to properly manage our growth. If our new hires perform poorly, if we are unsuccessful or delayed in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be adversely affected.
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
We enter into agreements with our clients under which our fees are generally dependent upon the number of members that are enrolled in our clients’ subscription to our solutions each month. In addition, some fees are subject to credits if certain performance criteria are not met, which in some cases depend on the behavior of our members, such as their continued engagement with our solution, and other factors outside of our control. Certain of our agreements with clients also include maximum fees that may be paid by those clients, and if the number of members that enroll in those clients’ subscriptions to our solutions result in fee amounts that would exceed the maximum, we will be required to continue to provide our solutions for no additional revenue. The growth forecasts of our clients are also subject to significant uncertainty, particularly as a result of the COVID-19 pandemic, and are based on assumptions and estimates that may prove to be inaccurate and their member enrollment in our solutions could fail to grow at anticipated rates, if at all.
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
Under most of our client contracts, we base our fees on the number of individuals enrolled in the solutions subscribed to by our clients. Many factors may lead to a decrease in the number of individuals covered by our clients and the number of solutions subscribed to by our clients, including, but not limited to, the following:

•	natural attrition of employees of our clients;

•	the impact of the COVID-19 pandemic on our clients' workforces;

•	continued acceptance of our solutions by employees for existing and new chronic conditions;

•	the timing of development and release of new solutions;

•	features and functionality that are lower cost alternatives introduced by us or our competitors;

•	technological changes and developments within the markets we serve; and

•	changes in the prevalence of type of chronic conditions.
We expect the number of individuals employed by some of our clients as a result of the COVID-19 pandemic to decrease, which will negatively impact our revenue. If the number of individuals covered by our employers, health plans and other clients decreases, or the number of solutions to which they subscribe decreases, for any reason, our enrollment rate may decline and our revenue will likely decrease.
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

•
travel restrictions, shelter-in-place orders and other social distancing measures implemented to combat the COVID-19 outbreak, and their impact on economic, industry and market conditions, customer spending budgets and our ability to conduct business;

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
As we increase our sales and marketing efforts with respect to existing or planned solutions, we will need to further expand the reach of our sales and marketing networks. Our sales and marketing efforts have been and will continue to be negatively impacted by the travel restrictions and business interruptions caused by the COVID-19 pandemic. Our future success will depend largely on our ability to continue to hire, train, retain, and motivate skilled sales and marketing representatives with significant industry-specific knowledge in various areas, such as diabetes management techniques and technologies, as well as the competitive landscape for our solutions. Recently hired sales representatives require training and take time to achieve full productivity. If we fail to train recent hires adequately, or if we experience high turnover in our sales force in the future, we cannot be certain that new hires will become as productive as may be necessary to maintain or increase our sales. In addition, the expansion of our sales and marketing personnel will continue to place significant burdens on our management team.

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
The timing of our sales and related revenue recognition is difficult to predict because of the length and unpredictability of our sales cycle, particularly with respect to large organizations and government entities. The sales cycle for our solution from initial contact with a potential client to enrollment launch varies widely by client, ranging from less than one month to over a year. For new clients who signed in 2019, the sales cycle averaged less than six months in length. The COVID-19 outbreak has not had a material impact on the length of our sales cycle to date, but we expect that the economic uncertainty arising from the COVID-19 pandemic may delay or lengthen some of our clients' sales cycles. Some of our clients, especially in the case of our large clients and government entities, undertake a significant and prolonged evaluation process, including to determine whether our solutions meet their unique healthcare needs, which frequently involves evaluation of not only our solution but also an evaluation of other available solutions, which has in the past resulted in extended sales cycles. Our sales efforts involve educating our clients about the ease of use, technical capabilities and potential benefits of our solution. Once a client enters into an agreement with us, we then explain the benefits of our solutions again to eligible employees to encourage them to sign up as a member. During the sales cycle, we expend significant time and money on sales and marketing activities, which lowers our operating margins, particularly if no sale occurs. For example, there may be unexpected delays in a client’s internal procurement processes, particularly for some of our larger clients and government entities for which our products represent a very small percentage of their total procurement activity. There are many other factors specific to clients that contribute to the timing of their purchases and the variability of our revenue recognition, including the strategic importance of a particular project to a client, budgetary constraints, funding authorization, and changes in their personnel. In addition, the significance and timing of our product enhancements, and the introduction of new products by our competitors, may also affect our clients’ purchases. Even if a client decides to purchase our solutions, there are many factors affecting the timing of our recognition of revenue, which makes our revenue difficult to forecast. For example, once a client enters into an agreement with us, we work with them to identify the eligible population and then launch an enrollment process. Time from signing to launch typically takes an average of approximately three months. We do not receive any payment from our clients until members enroll and begin using our solution, which could be months following signing a subscription agreement for our solution. For all of these reasons, it is difficult to predict whether a sale will be completed, the particular period in which a sale will be completed or the period in which revenue from a sale will be recognized.
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
Our ability to achieve significant growth in revenue in the future will depend, in large part, upon our ability to attract new clients. If we fail to attract new clients and fail to maintain and expand new client relationships, our revenue may grow more slowly than we expect, may not grow at all or may decline and our business may be adversely affected. Once we enter into an agreement with a client, our revenue will depend on the number of employees we successfully enroll as members. Demand for solutions for chronic conditions in general, and our solution in particular, is affected by a number of factors, many of which are beyond our control. Some of these potential factors include:

•	awareness of Applied Health Signals and the adoption of technology in healthcare generally;

•	availability of products and services that compete with ours;

•	ease of adoption and use;

•	features and platform experience;

•	performance;

•	brand;

•	security and privacy;

•	pricing; and

•	general economic conditions, including worldwide economic conditions attributable to the COVID-19 outbreak.

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
Client renewals may decline or fluctuate as a result of a number of factors, including the breadth of early deployment of our solution, meaningful reductions in our clients’ spending levels, changes in clients’ business models and use cases, our clients’ satisfaction or dissatisfaction with our solution, our pricing or pricing structure, the pricing or capabilities of products or services offered by our competitors, or the effects of economic conditions. Any prolonged shutdown of a significant portion of global economic activity or a downturn in the global economy, including as a result of COVID-19, would adversely affect the industries in which our clients operate, which could adversely affect our clients' willingness or ability to renew their subscription agreements. If our clients do not renew their agreements with us, or renew on terms less favorable to us, our revenue may decline.
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
Since launching our first product in 2014, we have experienced rapid growth and we continue to rapidly and significantly expand our operations. For example, our full-time employee headcount has grown from 164 employees as of December 31, 2017 to 671 employees as of March 31, 2020. This expansion increases the complexity of our business and places significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results.
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
In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. The COVID-19 outbreak is adversely affecting economies and financial markets globally, which has resulted in an economic downturn. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for our clients and us to accurately forecast and plan future business activities, and could cause our clients to slow spending on our solution, which could delay and lengthen sales cycles. Furthermore, during uncertain economic times our clients may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to further increase our allowance for doubtful accounts and other reserves, and our business, financial condition and results of operations could be materially negatively impacted. The recent outbreak of COVID-19 and any quarantines, interruptions in travel and business disruptions with respect to us, our clients, resellers or partners will likely have effects similar to those described above.
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
The outbreak of COVID-19 has caused many governments to implement quarantines, shelter-in-place orders and significant restrictions on travel, and to avoid crowds. This has led to many businesses shutting down or limiting operations as well as significant uncertainty in financial markets. The economic downturn and other adverse impacts resulting from the coronavirus or other similar epidemics or adverse public health developments may negatively impact our ability to attract new clients and may increase the likelihood of clients not renewing their contracts with us or being unable to pay us in accordance with the terms of their agreements. In addition, the operations of several of our third-party suppliers and logistics partners have been negatively impacted by the COVID-19 pandemic. As a result of the coronavirus or other similar epidemics or adverse public health developments, particularly in Asia, our operations, and those of our suppliers, have experienced, and may in the future continue to experience, delays or disruptions, such as difficulty obtaining components and temporary suspension of operations. Our existing inventory levels may not be sufficient, and our business, financial condition and results of operations could be materially and adversely affected, in the event that the slowdown or suspension carries on for a long period of time. We have taken measures to increase our inventory levels and diversify our supply chain in order to protect against potential impacts of the COVID-19 pandemic; however, these efforts may result in increased expenses and may not ultimately be successful. As a result of the current or future epidemics, we may also be impacted by shutdowns, employee impacts from illness and other community response measures meant to prevent spread of the virus, all of which could negatively impact our business, financial condition and results of operations. Further, if we are regularly unable to meet our obligations to deliver our devices or other supplies, our partners, resellers, or clients may decide to terminate their contracts or we may be subject to other contractual penalties, and our members could be adversely affected. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain.
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

Changes to our packaging and pricing options could adversely affect our ability to attract or retain clients and members.
We are continuing to iterate and optimize our packaging and pricing options as we evaluate client and member preferences, needs, and use of our solutions, and expect that our packaging and pricing options will continue to evolve. Many factors could significantly affect our pricing strategies, including operating costs, our competitors’ pricing and marketing strategies, and customer use patterns. We have launched, and may in the future launch, new pricing strategies and initiatives, or modify existing packaging and pricing options, any of which may not ultimately be successful in attracting and retaining customers. In particular, beginning in 2020, we introduced pricing options that provide members with access to multiple solutions in order to enable us to more fully address the health of the whole person. Our prospective and existing clients may not find attractive any new packaging and pricing options that we introduce, including those that include access to multiple solutions, and our sales team may not be successful in introducing such new options. Changes to our packaging and pricing options may also affect our revenue recognition and other accounting policies, which may adversely affect our results of operations in any given fiscal period. Any such changes to our packaging and pricing options or our ability to efficiently price our solutions could adversely affect our business, financial condition, and results of operations.
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
We currently host our platform, serve our clients and support our operations in the United States primarily from third-party data and call centers and using Amazon Web Services, or AWS, a provider of cloud infrastructure services. We do not have control over the operations of the facilities of our data and call center providers or AWS. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures, public health emergencies, such as the COVID-19 outbreak, and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our solution. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. Our solutions’ continuing and uninterrupted performance is critical to our success. Because our solutions and services are used by our members to manage chronic conditions, it is critical that our solutions be accessible without interruption or degradation of performance. Members may become dissatisfied by any system failure that interrupts our ability to provide our solutions to them. Outages could lead to the triggering of our service level agreements and the issuance of credits to our clients, in which case, we may not be fully indemnified for such losses pursuant to our agreement with AWS. We may not be able to easily switch our AWS operations to another cloud provider if there are disruptions or interference with our use of AWS. Sustained or repeated system failures would reduce the attractiveness of our solution to clients and members and result in contract terminations, thereby reducing revenue. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our solution. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service.
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
Our reported financial results may be affected by changes in accounting principles generally accepted in the United States, and difficulties in implementing these changes could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
Accounting principles generally accepted in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, in May 2014, the FASB issued ASC 606, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and in February 2016 the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASC 842. The adoption of ASC 606 has had and will continue to have a significant impact on our financial results. We adopted ASC 842 on January 1, 2020, which resulted in the recording of ROU assets and operating lease liabilities. The adoption had no impact on total cash flows from operations other than a change within operating cash flows, but as a result of the adoption changes were made to our processes related to leases and the control activities within them in order to monitor and maintain appropriate controls over financial reporting. See Note 2 in Part I, Item 1 of this report for further information related to our adoption of these accounting standards.
Further, the interpretation of these or any new standards may continue to evolve as other public companies adopt new guidance and the standard setters issue new interpretative guidance related to these rules. New accounting pronouncements, changes in accounting principles, and changes in the interpretation of these rules have occurred in the past and are expected to occur in the future, which could adversely affect our financial results. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with GAAP and our key metrics require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes and amounts reported in our key metrics. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, allowance for doubtful accounts, the period of benefit for deferred commissions, the period of benefit for deferred device costs, estimated costs for capitalized internal-use software, assessment of the useful life and recoverability of long-lived assets, fair values of stock-based awards, warrants, contingent consideration in business combinations, the incremental borrowing rate applied in lease accounting, and income taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted and signed into law. The CARES Act includes a number of income tax changes, including, but not limited to, (i) permitting NOL carrybacks to offset 100% of taxable income for taxable years beginning before 2021, (ii) accelerating AMT tax refunds, (iii) temporarily increasing the allowable business interest deduction from 30% to 50% of adjusted taxable income, and (iv) providing a technical correction for depreciation as relates to qualified improvement property. We have preliminarily evaluated the impact of the CARES Act and do not expect the CARES Act will result in material impact.
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
Prior to our initial public offering, there was no public market for shares of our common stock. In July 2019, we sold shares of our common stock to the public at $28.00 per share. From July 25, 2019, the date that our common stock started trading on Nasdaq, through March 31, 2020, the trading price of our common stock has ranged from $15.12 per share to $45.68 per share. The trading price of our common stock will continue to fluctuate significantly in response to a number of factors, most of which we cannot predict or control, including:

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
As of March 31, 2020, our executive officers, directors, and holders of 5% or more of our common stock collectively beneficially owned approximately 54.6% of the outstanding shares of our common stock and continue to have substantial control over us, which will limit your ability to influence the outcome of important transactions, including a change in control.
As of March 31, 2020, our executive officers, directors, and each of our stockholders who own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 54.6% of the outstanding shares of our common stock, based on the number of shares outstanding as of March 31, 2020. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
Sales of substantial amounts of our common stock in the public markets, or the perception that such sales could occur, could reduce the price that our common stock might otherwise attain.
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. We had 97,292,862 shares of common stock outstanding as of March 31, 2020.
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
Sale of Unregistered Securities
None.
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
No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates. As of March 31, 2020, all of the expenses incurred in connection with our IPO had been paid.
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
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Equity Award Acceleration Policy.	8-K	001-38983	10.1	3/27/2020
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					x
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					x
101 SCH	Inline XBRL Taxonomy Extension Schema Document.					x
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					x
101 DEF	Inline Taxonomy Extension Definition Linkbase Document.					x
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					x
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					x
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101).					x
* The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIVONGO HEALTH, INC.

Date:	May 7, 2020	By:	/s/ Zane Burke
Zane Burke
Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2020	By:	/s/ Lee Shapiro
Lee Shapiro
Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)