Form 10-Q
period 2020-06-30
Livongo Health, Inc.
filed 2020-08-10
CIK 1639225

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

As of July 31, 2020, the registrant had approximately 100,308,000 shares of common stock, $0.001 par value per share, outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
As used in this Quarterly Report on Form 10-Q, references to “Livongo,” “we,” “us,” “our,” “the Company,” and similar references refer to Livongo Health, Inc. and its consolidated subsidiaries, except as expressly indicated or as the context otherwise requires.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. All statements other than present and historical facts and conditions contained in this report, including statements regarding our future results of operations and financial position, business strategy, plans and our objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Actual events or results may differ from those expressed in these forward-looking statements, and these differences may be material and adverse. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•the merger with Teladoc Health, Inc., including expected timing, completion and effects of the merger;
•our ability to retain clients and sell additional solutions to new and existing clients;
•our ability to attract and enroll new members;
•the growth and success of our partners and reseller relationships;
•our ability to estimate the size of our target market;
•uncertainty in the healthcare regulatory environment;
•our future financial performance, including trends in revenue, costs of revenue, gross profit or gross margin, operating expenses, paying users, and free cash flow;
•our ability to achieve or maintain profitability;
•the demand for our solutions or for chronic condition management in general;
•our ability to compete successfully in competitive markets;
•our ability to respond to rapid technological changes;
•our expectations and management of future growth;
•our ability to develop new solutions, or enhancements to our existing solutions, and bring them to market in a timely manner;
•our ability to offer high-quality coaching and monitoring;
•our ability to attract and retain key personnel and highly qualified personnel;
•our ability to protect our brand;
•our ability to expand payor relationships;
•our ability to maintain, protect, and enhance our intellectual property;
•restrictions and penalties as a result of privacy and data protection laws;
•our expectations about the impact of natural disasters and public health epidemics, such as COVID-19, on our business, results of operations and financial condition;
•the potential impact of the COVID-19 pandemic on the financial markets in general and on our business in particular;
•our ability to successfully identify, acquire, and integrate companies and assets;
•the increased expenses associated with being a public company;
•our anticipated uses of net proceeds from our initial public offering and issuance of convertible senior notes; and
•the future trading prices of our common stock.
We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our other filings with the Securities and Exchange Commission, or the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
LIVONGO HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$685,953	$241,738
Short-term investments	150,000	150,000
Accounts receivable, net of allowance for doubtful accounts of $2,774 and $1,245 as of June 30, 2020 and December 31, 2019, respectively	59,237	40,875
Inventories	17,616	28,983
Deferred costs, current	27,137	16,051
Prepaid expenses and other current assets	11,318	9,860
Total current assets	951,261	487,507
Property and equipment, net	16,209	10,354
Operating lease right-of-use assets	16,253	—
Restricted cash, noncurrent	1,270	1,270
Goodwill	35,801	35,801
Intangible assets, net	15,081	16,469
Deferred costs, noncurrent	12,843	5,700
Other noncurrent assets	569	3,460
TOTAL ASSETS	$1,049,287	$560,561
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,401	$8,362
Accrued expenses and other current liabilities	35,684	27,801
Deferred revenue, current	5,420	3,945
Advance payments from partner, current	354	1,767
Total current liabilities	47,859	41,875
Operating lease liabilities, noncurrent	15,758	—
Deferred revenue, noncurrent	1,561	654
Advance payment from partner, noncurrent	9,142	7,754
Convertible senior notes, net	396,446	—
Other noncurrent liabilities	397	2,914
TOTAL LIABILITIES	471,163	53,197
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value of $0.001 per share; 100,000 shares authorized as of June 30, 2020 and December 31, 2019, respectively; zero shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Common stock, par value of $0.001 per share; 900,000 shares authorized as of June 30, 2020 and December 31, 2019, respectively; 99,412 and 95,301 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	100	95
Additional paid-in capital	749,349	671,467
Accumulated deficit	(171,325)	(164,198)
TOTAL STOCKHOLDERS’ EQUITY	578,124	507,364
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY	$1,049,287	$560,561
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVONGO HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$91,923	$40,915	$160,745	$72,982
Cost of revenue	21,466	11,964	39,572	21,827
Gross profit	70,457	28,951	121,173	51,155
Operating expenses:
Research and development	15,809	10,291	29,806	19,285
Sales and marketing	32,881	17,833	60,535	32,476
General and administrative	22,027	13,702	37,874	27,816
Change in fair value of contingent consideration	2	282	86	956
Total operating expenses	70,719	42,108	128,301	80,533
Loss from operations	(262)	(13,157)	(7,128)	(29,378)
Interest income	1,099	183	2,476	641
Interest expense	(2,283)	—	(2,320)	—
Other (expense) income, net	(36)	2	(62)	6
Loss before provision for income taxes	(1,482)	(12,972)	(7,034)	(28,731)
Provision for (benefit from) income taxes	72	5	93	(1,383)
Net loss	$(1,554)	$(12,977)	$(7,127)	$(27,348)
Accretion of redeemable convertible preferred stock	—	(42)	—	(83)
Net loss attributable to common stockholders	$(1,554)	$(13,019)	$(7,127)	$(27,431)
Net loss per share attributable to common stockholders, basic and diluted	$(0.02)	$(0.69)	$(0.07)	$(1.48)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	97,896	18,916	96,719	18,564
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVONGO HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of March 31, 2020	—	$—	97,293	$97	$670,962	$(169,771)	$501,288
Issuance of common stock upon exercise of stock options	—	—	1,590	2	2,122	—	2,124
Issuance of common stock upon release of stock awards	—	—	556	—	—	—	—
Tax withholding on releasing of stock awards	—	—	(118)	—	(6,198)	—	(6,198)
Issuance of common stock ESPP Purchase	—	—	91	1	2,154	—	2,155
Equity component of the convertible senior notes	—	—	—	—	144,106	—	144,106
Equity component of the issuance costs	—	—	—	—	(4,036)	—	(4,036)
Purchase of capped call related to convertible senior notes	—	—	—	—	(69,850)	—	(69,850)
Stock-based compensation expense	—	—	—	—	10,089	—	10,089
Net loss	—	—	—	—		(1,554)	(1,554)
Balance as of June 30, 2020	—	$—	99,412	$100	$749,349	$(171,325)	$578,124

Balance as of March 31, 2019	58,615	$236,970	19,618	$20	$27,586	$(123,299)	$(95,693)
Accretion of redeemable convertible preferred stock	—	42	—	—	(42)	—	(42)
Issuance of common stock upon exercise of stock options	—	—	1,272	1	1,128	—	1,129
Stock-based compensation expense	—	—	—	—	4,654	—	4,654
Net loss	—	—	—	—	—	(12,977)	(12,977)
Balance as of June 30, 2019	58,615	$237,012	20,890	$21	$33,326	$(136,276)	$(102,929)
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVONGO HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	—	$—	95,301	$95	$671,467	$(164,198)	$507,364
Issuance of common stock upon exercise of stock options	—	—	2,837	3	3,843	—	3,846
Issuance of common stock upon release of stock awards	—	—	1,676	1	(1)	—	—
Tax withholding on releasing of stock awards	—	—	(493)	—	(16,762)	—	(16,762)
Issuance of common stock ESPP Purchase	—	—	91	1	2,154	—	2,155
Equity component of the convertible senior notes	—	—	—	—	144,106	—	144,106
Equity component of the issuance costs	—	—	—	—	(4,036)	—	(4,036)
Purchase of capped call related to convertible senior notes	—	—	—	—	(69,850)	—	(69,850)
Stock-based compensation expense	—	—	—	—	18,428	—	18,428
Net loss	—	—		—		(7,127)	(7,127)
Balance as of June 30, 2020	—	$—	99,412	$100	$749,349	$(171,325)	$578,124

Balance as of December 31, 2018	58,615	$236,929	17,691	$18	$21,789	$(113,613)	$(91,806)
Cumulative effect adjustment from adoption of ASC 606	—	—	—	—	—	4,685	4,685
Accretion of redeemable convertible preferred stock	—	83	—	—	(83)	—	(83)
Issuance of common stock upon exercise of stock options	—	—	3,199	2	1,441	—	1,443
Issuance of restricted stock awards	—	—	—	1	(1)	—	—
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	10,180	—	10,180
Net loss	—	—	—	—		(27,348)	(27,348)
Balance as of June 30, 2019	58,615	$237,012	20,890	$21	$33,326	$(136,276)	$(102,929)
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVONGO HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,127)	$(27,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,619	1,450
Amortization of intangible assets	1,388	1,193
Non-cash operating lease cost	2,199	—
Amortization of debt discount and debt issuance cost	1,922	—
Change in fair value of contingent consideration	86	956
Allowance for doubtful accounts	1,644	511
Stock-based compensation expense	17,938	9,963
Deferred income taxes	—	(1,396)
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable, net	(20,006)	(17,637)
Inventories	11,367	(4,901)
Deferred costs	(18,035)	(7,781)
Prepaid expenses and other assets	(667)	(205)
Accounts payable	(2,626)	2,257
Accrued expenses and other liabilities	3,399	(48)
Operating lease liabilities	(83)	—
Deferred revenue	2,382	653
Advance payments from partner	—	2,372
Net cash used in operating activities	(3,600)	(39,961)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(4,476)	(628)
Capitalized internal-use software costs	(2,780)	(2,378)
Change in escrow deposit	2,100	1,750
Investment in certificate of deposit	(50,000)	—
Proceeds from maturity of certificate of deposit	50,000	—
Acquisitions, net of cash acquired	—	(27,435)
Net cash used in investing activities	(5,156)	(28,691)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options, net of repurchases	3,846	1,443
Proceeds from issuance of common stock under employee stock purchase plan	2,154	—
Payment of deferred offering costs	(286)	(1,559)
Payment of deferred acquisition-related contingent consideration	(1,356)	(1,316)
Proceeds from issuance of convertible notes, net of transaction costs of $14,775	535,225	—
Payment of capped calls related to issuance of convertible senior notes	(69,850)	—
Taxes paid related to net share settlement of equity awards	(16,762)	—
Net cash provided by (used in) financing activities	452,971	(1,432)
Net increase (decrease) in cash, cash equivalents, and restricted cash	444,215	(70,084)
Cash, cash equivalents, and restricted cash, beginning of period	243,008	109,107
Cash, cash equivalents, and restricted cash, end of period	$687,223	$39,023
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$685,953	$38,165
Restricted cash	1,270	858
Total cash, cash equivalents, and restricted cash, end of period	$687,223	$39,023
Supplemental disclosures of cash flow information
Cash paid for interest	$—	$—
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accretion of redeemable convertible preferred stock	$—	$83
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,256	$87
Contingent consideration liability related to myStrength acquisition	$—	$3,300
Unpaid working capital adjustment related to myStrength acquisition	$—	$119
Capitalized internal-use software costs in accounts payable and accrued liabilities	$(335)	$(61)
Convertible senior notes issuance costs in accounts payable and accrued liabilities	$631	$—
Unpaid offering costs	$—	$1,312

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
Liquidity and Capital Resources
We have incurred losses since inception. As of June 30, 2020, we had an accumulated deficit of $171.3 million. During the six months ended June 30, 2020, we incurred a net loss of $7.1 million and used $3.6 million of cash in operating activities. During the six months ended June 30, 2019, we incurred a net loss of $27.3 million and used $40.0 million of cash in operating activities.
As described above, we received net proceeds of $377.5 million from our IPO in July 2019. Prior to our IPO, we primarily funded our operations through the sale of our redeemable convertible preferred stock. In addition, in June 2020, and as more fully described in Note 3, we raised additional financing through the issuance of $550.0 million aggregate principle of 0.875% convertible senior notes due 2025 (the "Notes"). The continued execution of our long-term business plan may require us to explore additional financing. While we have historically been successful in obtaining both equity and debt financing, there can be no assurance that such additional financing, if necessary, will be available or, if available, that such financings can be obtained on satisfactory terms.

Risks and Uncertainties
In March 2020, the World Health Organization declared the 2019 novel coronavirus ("COVID-19") a global pandemic. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business. While the COVID-19 pandemic has not had a material adverse impact on our financial condition and results of operations to date, the future impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the pandemic, impact on our clients and members, impact on our sales cycles, impact on our marketing efforts, and effect on our suppliers, all of which are uncertain and cannot be predicted. Public and private sector policies and initiatives to reduce the transmission of COVID-19 and disruptions to our operations and the operations of our third-party suppliers, along with the related global slowdown in economic activity, may result in decreased revenues, decreased collections, and increased costs, and we expect such impacts on our revenue, collections, and costs to continue through the duration of this crisis. As of the issuance date of these financial statements, the extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity or results of operations is uncertain. In addition, due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our revenue until future periods. It is possible that the COVID-19 pandemic, the measures taken by the governments and businesses affected and the resulting economic impact may materially and adversely affect our business, results of operations, cash flows and financial positions as well as our customers.

2. Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of Livongo Health, Inc. and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
The condensed consolidated balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by U.S. GAAP. The accompanying interim condensed consolidated balance sheets as of June 30, 2020, the interim condensed consolidated statements of operations and the interim condensed consolidated statements of redeemable convertible preferred stock and stockholders’ deficit for the three and six months ended June 30, 2020 and 2019, and the interim condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 are unaudited. These interim condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, include all adjustments necessary to fairly state our financial position as of June 30, 2020, the results of our operations for the three and six months ended June 30, 2020 and 2019 and result of our cash flows for the six months ended June 30, 2020 and 2019. The financial data and other financial information disclosure in the notes to these interim condensed consolidated financial statements related to the three and six months periods are also unaudited. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results expected for the year ending December 31, 2020 or any future period.
Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in our latest annual report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 24, 2020. We have revised our condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2019 to reflect the adoption of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606, as of January 1, 2019, on a modified retrospective basis. This revision was made because our financial statements presented for the three and six months ended June 30, 2019 were prepared in accordance with ASC 605, the prior accounting standard.
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

In addition, in connection with the preparation of our 2019 Annual Report on Form 10-K, we identified an immaterial error in the condensed consolidated statements of cash flows for the second and third quarterly periods of 2019 included in our 2019 Quarterly Reports on Form 10-Q relating to the release of an escrow deposit for a prior acquisition that was incorrectly classified as a cash outflow within investing activities. We have corrected the error in the accompanying six months ended June 30, 2019 condensed consolidated statement of cash flows by decreasing cash flows used in investing activities by $1.3 million and increasing cash flows used in financing activities by $1.3 million.
Comprehensive Loss
For the three and six months ended June 30, 2020 and 2019, there was no difference between comprehensive loss and net loss.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Such estimates, judgments, and assumptions include: revenue recognition, allowance for doubtful accounts, the period of benefit for deferred commissions, the period of benefit for deferred device costs, estimated costs for capitalized internal-use software, assessment of the useful life and recoverability of long-lived assets, fair values of stock-based awards, contingent consideration in business combinations, the incremental borrowing rate ("IBR") applied in lease accounting, effective interest rate of the liability component of our Notes, income taxes, and fair value of Notes. Actual results could be different from these estimates. While the COVID-19 pandemic has not had a material adverse impact on our results of operations to date, our estimates for revenue recognition and allowance for doubtful accounts, as well as our other estimates, judgments, and assumptions, may be materially and adversely different from our actual results as a result of the COVID-19 pandemic. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected.

Convertible Senior Notes
On June 4, 2020 (“Issuance Date”), we issued $550.0 million aggregate principal amount of 0.875% Convertible Senior Notes due 2025 ("Notes") in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Each $1,000 of principal of these Notes is initially convertible into 13.2329 shares of our common stock, which is equivalent to an initial conversion price of approximately $75.57 per share, subject to adjustment upon the occurrence of specified events set forth in the indenture that governs the terms of the Notes (the "Indenture"). The Notes are general unsecured obligations of Livongo and interest is payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020. The Notes will mature on June 1, 2025, unless earlier converted, redeemed or repurchased. The total net proceeds from the offering were $534.6 million after deducting purchasing discounts and issuance costs, of which $0.6 million was paid subsequent to June 30, 2020. See Note 3 for additional details.
The Notes are accounted for in accordance with FASB ASC Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, issuers of certain convertible debt instruments, such as the Notes, that have a net settlement feature and may be settled wholly or partially in cash upon conversion are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of the instrument is computed by estimating the fair value of a similar liability without the conversion option using an income-based approach. For the income-based approach, we use a convertible bond lattice model that includes assumptions such as volatility and the risk-free rate. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the Notes. The difference between the principal amount and the liability component represents a debt discount that is amortized to interest expense over the contractual term of the Notes using an effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the Notes, the allocation of issuance costs incurred between the liability and equity components were based on their relative values.
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

Concentration of Risk
Financial instruments that potentially subject us to credit risk consist principally of cash, cash equivalents, certificates of deposit, accounts receivable and the Capped Call Transactions (Note 3). We maintain our cash primarily with domestic financial institutions of high credit quality, which may exceed federal deposit insurance corporation limits. We invest our cash equivalents in highly rated money market funds and short-term investments in certificates of deposit. We have not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk on cash, cash equivalents, investments and restricted cash and perform periodic evaluations of the credit standing of such institutions.
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
There were no clients that represented 10% or more of our revenue or accounts receivable balance for the three and six months ended June 30, 2019 or as of December 31, 2019. For each significant client that represented 10% or more of our accounts receivable balance or revenue during the three and six months ended June 30, 2020, revenue as a percentage of total revenue and accounts receivable as a percentage of net accounts receivable were as follows:

	Revenue				Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2020	2019	2020	2019	2020	2019
			(unaudited)
Client A	25%	—%	21	—%	12%	—%
Our significant client was contracted through a partner, which is not shown below as the only revenue and our accounts receivable balance for such significant partner is from our significant client. For each significant partner that represented 10% or more of our accounts receivable balance or revenue during the periods presented, revenue as a percentage of total revenue and accounts receivable as a percentage of net accounts receivable were as follows:

	Revenue				Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2020	2019	2020	2019	2020	2019
			(unaudited)
Partner A	17%	27%	20%	26%	17%	23%
Partner B	15%	24%	16	24%	21%	25%
We utilize a limited number of manufacturing vendors to build and assemble our products. The hardware components included in our devices are sourced from various suppliers by the manufacturer and are principally industry standard parts and components that are available from multiple vendors. Device quality or performance failures or changes in the contractors’ or vendors’ financial or business condition could disrupt our ability to supply quality products to our clients and thereby have a material adverse impact on our business, financial condition and results of operations.
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
Disclosure of Fair Value Measurement: In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB's disclosure framework project. The new standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted, including interim reporting periods within those fiscal years. ASU 2018-13 is effective for us for the interim periods and the year beginning January 1, 2020. We adopted the new standard using a prospective method effective on January 1, 2020. The adoption of this ASU resulted in additional disclosures in Note 7 of our condensed consolidated financial statements.
Cloud Computing Arrangements Implementation Costs: In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use-software. This ASU is effective for us for the year ending December 31, 2021, and interim periods within the year ending December 31, 2022. Early adoption is permitted. We early adopted this new standard on a prospective method effective on April 1, 2020, which did not have a material impact on the Company's condensed consolidated financial statements.

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
Income Taxes: In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies that accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and amending existing guidance to improve consistent application. This new standard is effective for our interim periods within and year ending December 31, 2021. Early adoption is permitted. Most amendments within this standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

3. Debt
Convertible Senior Notes
On June 4, 2020 (“Issuance Date”), we issued $550.0 million aggregate principal amount of Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Each $1,000 of principal of these Notes is initially convertible into 13.2329 shares of our common stock, which is equivalent to an initial conversion price of approximately $75.57 per share, subject to adjustment upon the occurrence of specified events set forth in the Indenture. The Notes are general unsecured obligations of Livongo and interest is payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020. The Notes will mature on June 1, 2025, unless earlier converted, redeemed or repurchased. The total net proceeds from the offering were $534.6 million after deducting purchasing discounts and issuance costs, of which 0.6 million was paid subsequent to June 30, 2020.
Holders of the Notes may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding March 1, 2025, only under the following circumstances:
(1) during any fiscal quarter commencing after the fiscal quarter ending on September 30, 2020 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
(2) during the five-business day period after any five consecutive trading day period (the ‘‘measurement period’’) in which the trading price (as defined in the Indenture) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate for the Notes on each such trading day;
(3) if we call such Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
(4) upon the occurrence of specified corporate events.
On or after March 1, 2025, holders may convert all or any portion of their Notes at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions. Upon conversion, it is our current intent to settle the first $1,000 of conversion value for each $1,000 principal amount of the Notes in cash and pay or deliver cash, shares of common stock or a combination of cash and shares of common stock for any remaining conversion value in excess of the principal amount, in each case at our election. If we satisfy our conversion obligation solely in cash or through payment and delivery of a combination of cash and shares of common stock the amount of cash and shares of common stock, if any, due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 40 - trading day observation period. If we undergo a fundamental change (as defined in the Indenture) at any time prior to the maturity date, holders will have the right, at their option, to require us to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to the maturity date or following our issuance of a notice of redemption, we will increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event or convert its Notes called for redemption during the related redemption period in certain circumstances.
We may not redeem the Notes prior to June 5, 2023. On or after June 5, 2023 and prior to the 41st scheduled trading day immediately preceding the maturity date, we may redeem for cash all or any portion of the Notes, at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
Total issuance costs of $15.4 million related to the Notes were allocated between liability and equity in the relative values as the allocation of the total proceeds to the liability and equity components. Issuance costs attributable to the liability component are being amortized to interest expense over the contractual term of the Notes based on the effective interest rate. The issuance costs attributable to the equity component were netted against the respective equity component in Additional paid-in capital. We recorded liability issuance costs of $11.4 million and equity issuance costs of $4.0 million.

The carrying value of the Notes consisted of the following (in thousands):

As of June 30, 2020

Liability component:
Principal	$550,000
Less: unamortized discount	(142,324)
Less: unamortized issuance costs	(11,230)
Net carrying amount	$396,446

Equity component:
Notes	$144,106
Less: issuance costs	(4,036)
Carrying amount of the equity component(1)	$140,070

(1) Included in the consolidated balance sheets within Additional paid-in capital.

As of June 30, 2020, the fair value of the Notes was $660 million. The fair value of the Notes was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. We carry the liability component of the Notes at face value less unamortized debt discount and issuance costs on our condensed consolidated balance sheets and provide the fair value for disclosure purposes only.

Total interest expense on the Notes, reflecting the effective interest rate of 7.72%, was as follows for the three and six months ended June 30, 2020 (in thousands):

Three and six months ended June 30, 2020
Contractual interest expense	$361
Amortization of debt discount	1,781
Amortization of issuance costs	141
Total	$2,283
The following table summarizes the payments due by period for the Notes.

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)
Payment of principal and interest of convertible senior notes	$4,772	$9,625	$559,625	$—	$574,022

Capped Call Transactions

In connection with the issuance of the Notes, we entered into privately negotiated capped call transactions (the "Capped Call Transactions") with certain of the initial purchasers of the Notes and/or their respective affiliates or other financial institutions (the “counterparties”). The Capped Call Transactions give us the right to purchase 7.3 million shares at a strike price equal to $75.57 per share, subject to certain adjustments, corresponding with the conversion rate and conversion price of the Notes, respectively. The Capped Call Transactions will be net share or net cash settled, at our option, subject to a stock market price cap of $118.54. The Capped Call Transactions are expected to partially offset the potential dilution to our common stock upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount upon conversion of the Notes to the extent that the market price per share of our common stock, as measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions and less than the cap price of the Capped Call Transaction.

We paid $69.9 million to the counterparties for the cost of the Capped Call Transactions. Final settlement of the Capped Call Transactions is scheduled to occur on May 29, 2025, however they could be exercised and settled early upon the occurrence of certain events as set forth in the Indenture or in connection with the conversion, redemption, or repurchase of a corresponding Note. The cost of $69.9 million incurred to purchase the Capped Call Transactions is recorded as a reduction to our additional paid-in capital and will not be remeasured.

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
The Loan and Security Agreement also contains customary events of default, upon which SVB may declare all or a portion of our outstanding obligations payable to be immediately due and payable. There were no amounts outstanding under the agreement as of June 30, 2020 or December 31, 2019. Fees incurred under the revolving loan facility during the three months ended June 30, 2020 were not material. The Loan and Security Agreement was amended on June 1, 2020 to, among other things, permit the issuance of the Notes and the entry into the Capped Call Transactions.
4. Revenue, Deferred Revenue and Deferred Costs and Other
Deferred Revenue
Deferred revenue activity is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30, 2020
	2020	2019	2020	2019
Balance at beginning of period	$6,099	$3,527	$4,599	$2,051
Amounts billed but unrecognized	2,937	2,390	6,077	3,768
Revenue recognized	(2,055)	(1,813)	(3,695)	(3,122)
Assumed from business combination	—	—	—	1,407
Balance at end of period	$6,981	$4,104	$6,981	$4,104
Balance at the end of period (in thousands):

	June 30,	June 30,
	2020	2019
Deferred revenue, current	$5,420	$3,467
Deferred revenue, noncurrent	1,561	637
Total deferred revenue	$6,981	$4,104
We expect to recognize $5.4 million of revenue in the next 12 months and $1.6 million of revenue thereafter, related to future performance obligations that were unsatisfied or partially satisfied as of June 30, 2020.

Accrued Rebates
Accrued rebates represent the amounts in client contracts that are subject to pricing adjustments based on various performance metrics, such as member satisfaction scores, cost savings guarantees and health outcome guarantees, which if not met typically require us to refund a portion of the per participant per month fee paid. We defer an estimate of the amount of consideration that we expect to refund to our clients from the monthly per participant per month fee until the performance metric is met. As of June 30, 2020 and December 31, 2019, accrued rebates of $1.6 million and $1.2 million, respectively, were recorded within accrued expenses and other current liabilities on our condensed consolidated balance sheets.
The activity is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30, 2020
	2020	2019	2020	2019
Balance at beginning of period	$1,730	$533	$1,152	$609
ASC 606 adoption date impact adjustment	—	—	—	(222)
Amount deferred	398	(9)	1,174	184
Revenue recognized	(275)	—	(473)	(2)
Payments	(211)	(50)	(211)	(95)
Balance at end of period	$1,642	$474	$1,642	$474
Deferred Costs and Other
Deferred costs and other activity are as follows (in thousands):

	Three Months Ended June 30, 2020
	Deferred Device Costs	Deferred Contract Costs	Deferred Execution Credits	Total
Balance at beginning of period	$29,750	$2,868	$472	$33,090
Additions	14,606	80	96	14,782
Revenue recognized	—	—	(167)	(167)
Cost of revenue recognized	(7,430)	—	—	(7,430)
Sales and marketing expenses recognized	—	(294)	—	(294)
Balance at end of period	$36,926	$2,654	$401	$39,981

	Three Months Ended June 30, 2019
	Deferred Device Costs	Deferred Contract Costs	Deferred Execution Credits	Total
Balance at beginning of period	$14,366	$3,438	$638	$18,442
Additions	6,095	184	32	6,311
Revenue recognized	—	—	(250)	(250)
Cost of revenue recognized	(3,350)	—	—	(3,350)
Sales and marketing expenses recognized	—	(257)	—	(257)
Balance at end of period	$17,111	$3,365	$420	$20,896

	Six Months Ended June 30, 2020
	Deferred Device Costs	Deferred Contract Costs	Deferred Execution Credits	Total
Balance at beginning of period	$18,579	$2,988	$184	$21,751
Additions	31,750	254	514	32,518
Revenue recognized	—	—	(297)	(297)
Cost of revenue recognized	(13,403)	—	—	(13,403)
Sales and marketing expenses recognized	—	(588)	—	(588)
Balance at end of period	$36,926	$2,654	$401	$39,981

	Six Months Ended June 30, 2019
	Deferred Device Costs	Deferred Contract Costs	Deferred Execution Credits	Total
Balance at beginning of period	$8,469	$—	$—	$8,469
ASC 606 adoption date impact adjustment	—	3,692	771	4,463
Additions	14,590	184	144	14,918
Revenue recognized	—	—	(495)	(495)
Cost of revenue recognized	(5,948)	—	—	(5,948)
Sales and marketing expenses recognized	$—	$(511)	$—	$(511)
Balance at end of period	$17,111	$3,365	$420	$20,896
Balance at the end of period (in thousands):

	June 30, 2020
	Deferred Device Costs	Deferred Contract Costs	Deferred Execution Credits	Total
Deferred costs, current	$25,561	$1,176	$401	$27,138
Deferred costs, noncurrent	11,365	1,478	—	12,843
Total deferred costs	$36,926	$2,654	$401	$39,981

	December 31, 2019
	Deferred Device Costs	Deferred Contract Costs	Deferred Execution Credits	Total
Deferred costs, current	$14,746	$1,121	$184	$16,051
Deferred costs, noncurrent	3,833	1,867	—	5,700
Total deferred costs	$18,579	$2,988	$184	$21,751

5. Business Combinations
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
The total consideration transferred as part of the Retrofit Acquisition consisted of a cash payment on the closing date, adjusted for customary closing adjustments, of $12.4 million. Upon the close of the Retrofit Acquisition, as part of the Retrofit Purchase Agreement, we placed in escrow an earn-out consideration of $7.0 million held by a third-party escrow agent to be released to the former stockholders of Retrofit contingent upon achieving future qualified member targets as determined on December 31, 2019, 2020, and 2021 (the “Retrofit Contingent Consideration”). We recorded a corresponding escrow asset of $7.0 million on our condensed consolidated balance sheet upon the close of the acquisition. We estimated the fair value of the Retrofit Contingent Consideration to be $6.2 million as of the acquisition date using a Monte Carlo simulation model, which together with the cash consideration resulted in total purchase consideration of $18.6 million. The Retrofit Contingent Consideration is subject to remeasurement at each reporting date until the payments are released from escrow, with the remeasurement adjustment reported in our condensed consolidated statements of operations. During the three and six months ended June 30, 2019, the fair value of the Retrofit Contingent Consideration had reduced and we recorded a benefit of $0.3 million and such amounts were insignificant for the three and six months ended June 30, 2020, In April 2019, we released $1.8 million from the escrow deposit, of which $1.3 million was paid to the former stockholders of Retrofit and in June 2020, we released $2.1 million, of which $0.5 million was paid to the former stockholders of Retrofit. As of June 30, 2020 and December 31, 2019, the remaining Retrofit Contingent Consideration was $2.4 million and $2.8 million, respectively.
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
The total consideration for the myStrength Acquisition was $30.1 million in cash, subject to a closing adjustment of $0.1 million. As part of the myStrength Purchase Agreement, we are obligated to pay an earn-out consideration up to $5.0 million contingent upon satisfying future milestones for the year ended December 31, 2019 (the “myStrength Contingent Consideration”). We estimated the fair value of the myStrength Contingent Consideration to be $3.3 million as of the acquisition date using a Monte Carlo simulation model, which together with the cash consideration, resulted in total purchase consideration of $33.5 million. The myStrength Contingent Consideration was subject to remeasurement at each reporting date until the payments are made, with the remeasurement adjustment reported in our condensed consolidated statements of operations. For the three and six months ended June 30, 2019, we increased the fair value of the myStrength Contingent Consideration and recorded an expense of $0.6 and $1.2 million, respectively, in our condensed consolidated statements of operations. In December 2019, we paid $2.4 million of the myStrength contingent consideration to the former shareholders of myStrength. In February 2020, we paid the remaining fair value of the myStrength contingent consideration of $2.6 million.

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

Six Months Ended June 30, 2019
(in thousands)
Revenue	$73,580
Net loss	$(26,009)
6. Balance Sheet Components
Inventories
Inventories of $17.6 million and $29.0 million, as of June 30, 2020 and December 31, 2019, respectively, consisted of finished goods.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2020	2019
	(in thousands)
Prepaid expenses	$5,821	$6,691
Escrow deposit, current	3,244	2,100
Interest receivable	1,118	504
Prepaid rent	568	352
Short-term deposits	567	201
Other current assets	—	12
Total	$11,318	$9,860
Property and Equipment, Net
Property and equipment consisted of the following:

	June 30,	December 31,
	2020	2019
	(in thousands)
Computer, equipment and software	$4,618	$2,218
Furniture and fixtures	1,971	915
Capitalized internal-use software	13,971	11,229
Leasehold improvements	3,207	1,092
Property and equipment	23,767	15,454
Less: accumulated depreciation	(7,558)	(5,100)
Property and equipment, net	$16,209	$10,354
Depreciation and amortization expense was $1.4 million and $0.7 million for the three months ended June 30, 2020 and 2019, respectively, and $2.6 million and $1.5 million for the six months ended June 30, 2020 and 2019, respectively.

Intangible Assets, Net
Intangible assets consisted of the following as of June 30, 2020:

	Gross Value	Accumulated Amortization	Net Book Value	Weighted- Average Remaining Useful Life
	(in thousands)			(years)
Customer relationships	$8,190	$(1,729)	$6,461	6.6
Developed technology	11,020	(2,687)	8,333	5.2
Trade name	448	(161)	287	3.6
Total	$19,658	$(4,577)	$15,081
Intangible assets consisted of the following as of December 31, 2019:

	Gross Value	Accumulated Amortization	Net Book Value	Weighted- Average Remaining Useful Life
	(in thousands)			(years)
Customer relationships	$8,190	$(1,227)	$6,963	7.1
Developed technology	11,020	(1,848)	9,172	5.7
Trade names	448	(114)	334	4.0
Total	$19,658	$(3,189)	$16,469

Amortization expense for intangible assets for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Customer relationships	$251	$251	$502	$418
Developed technology	419	353	839	730
Trade names	22	25	47	45
Total	$692	$629	$1,388	$1,193
The expected future amortization expense related to intangible assets as of June 30, 2020 was as follows:

Amount
(in thousands)
Remainder of 2020	$1,381
2021	2,762
2022	2,750
2023	2,494
2024	2,324
Thereafter	3,370
Total	$15,081
Goodwill
Goodwill was $35.8 million as of June 30, 2020 and December 31, 2019. Through June 30, 2020, there has not been any impairment of goodwill.

Other Noncurrent Assets
Other noncurrent assets consisted of the following:

	June 30,	December 31,
	2020	2019
	(in thousands)
Escrow deposit, noncurrent	$—	$3,150
Other	569	310
Total	$569	$3,460
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2020	2019
	(in thousands)
Accrued bonus	$6,654	$8,652
Vendor accruals	4,888	3,984
Contingent consideration, current	2,445	3,004
Accrued commissions	3,827	2,611
Accrued payroll and employee benefits	2,837	2,291
Accrued sales and use taxes	1,043	932
Accrued rebates	1,642	1,152
Employee contribution to ESPP	721	1,805
Accrued Interest	361	—
Operating lease liabilities, current	3,130	—
Other accrued expenses	8,136	3,370
Total	$35,684	$27,801
7. Fair Value Measurements
The following table sets forth the fair value of our financial assets and liabilities by level within the fair value hierarchy:

	June 30, 2020
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Assets
Short-term investment:
Certificate of deposit	150,000	—	—	150,000
Total assets at fair value	$150,000	$—	$—	$150,000
Liabilities
Other current liabilities—contingent consideration	$—	$—	$2,445	$2,445
Total liabilities at fair value	$—	$—	$2,445	$2,445

	December 31, 2019
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Assets
Cash equivalents:
Money market funds	$130,640	$—	$—	$130,640
Short-term investment:
Certificate of deposit	$150,000	$—	$—	$150,000
Total assets at fair value	$280,640	$—	$—	$280,640
Liabilities
Other current liabilities—contingent consideration	$—	$—	$3,004	$3,004
Other noncurrent liabilities—contingent consideration	—	—	2,411	2,411
Total liabilities at fair value	$—	$—	$5,415	$5,415
Cash, Cash Equivalents and Short-Term Investments
Our valuation techniques used to measure the fair value of Level 1 assets are derived from quoted prices in active markets for identical assets or liabilities.

Cash, cash equivalents and short-term investments were as follows (in thousands):

	June 30, 2020
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash	$685,953	$—	$—	$685,953
Money market funds	—	—	$—	—
Total cash, and cash equivalents	685,953	—	—	685,953
Certificate of deposit	150,000	—	—	150,000
Total short-term investments	150,000	—	—	150,000
Total cash, cash equivalents and short-term investments	$835,953	$—	$—	$835,953

	December 31, 2019
	Adjusted Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash	$111,098	$—	$—	$111,098
Money market funds	130,640	—	—	130,640
Total cash, and cash equivalents	241,738	—	—	241,738
Certificate of deposit	150,000		—	150,000
Total short-term investments	150,000	—	—	150,000
Total cash, cash equivalents and short-term investments	$391,738	$—	$—	$391,738

Contingent Consideration Liability
In connection with the Retrofit Acquisition in April 2018, we recorded a contingent consideration liability, which is payable subject to the achievement of certain targets for 2018, 2019, and 2020. In connection with the myStrength Acquisition in February 2019, we recorded a contingent liability, which was payable subject to the achievement of certain targets for 2019 and was paid in February 2020. The fair values of these contingent consideration liabilities were estimated with a Monte Carlo simulation model using Level 3 inputs to assess the probability of us achieving the targets, and any subsequent changes in fair value are recorded in the condensed consolidated statements of operations until settlement. As of June 30, 2020, the significant inputs for the fair value of the remaining contingent liability included projected qualifying members for fiscal year 2020, weighted-average revenue volatility of 5.10%, weighted-average revenue discount rate of 0.6%, and weighted-average discount rate of 0.17%. See Note 5 for further discussion.
As of June 30, 2020 and December 31, 2019, total contingent consideration liabilities were $2.4 million and $5.4 million, respectively. The following table sets forth the changes in our contingent consideration liability for the periods presented:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Beginning balance	$5,415	$5,004
Contingent consideration recorded upon acquisition (Note 5)	—	3,300
Change in fair value of contingent consideration (Note 5)	86	955
Payment related to Retrofit contingent consideration (Note 5)	(472)	(1,316)
Payment related to myStrength contingent consideration (Note 5)	(2,584)	—
Ending balance	$2,445	7,943
8. Operating Lease Liabilities

We lease office facilities under operating lease arrangements that have remaining lease terms ranging from 3 to 7 years. Our leases do not contain any material residual value guarantees or restrictive covenants. During the three and six months ended June 30, 2020, operating lease costs for non-cancelable operating lease costs were $0.9 million and $1.9 million, respectively. Variable lease costs were $0.1 million and $0.3 million for the three and six months ended June 30, 2020, respectively. Sublease income for the three and six months ended June 30, 2020 were not material.

Under ASC 840, the previous lease standard, total rent expense under operating leases during the three and six months ended June 30, 2019 was $0.6 million and $1.2 million, respectively.

A summary of supplemental lease information is as follows:

June 30, 2020
(in thousands)
Weighted average remaining lease term (years)	4.5
Weighted average discount rate	3.8%

Maturities of operating lease liabilities as of June 30, 2020 are as follows:

June 30, 2020
(in thousands)
Years ending December 31,
2020 (remaining 6 months)	$2,490
2021	5,094
2022	5,242
2023	5,213
2024	1,799
2025 and thereafter	3,071
Total lease payments	22,909
Less: imputed interest	(1,963)
Less: tenant allowance	(2,058)
Total operating lease liabilities	$18,888
Reported as:
Operating lease liabilities, current (1)	$3,130
Operating lease liabilities, noncurrent	15,758
Total operating lease liabilities	$18,888

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

Although the results of litigation and claims are inherently unpredictable, we have not recorded an accrual for such contingencies as we believe that there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of June 30, 2020, and December 31, 2019.
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
10. Stockholders’ Equity
Redeemable Convertible Preferred Stock

In conjunction with our IPO in July 2019, all shares of redeemable convertible preferred stock then outstanding, totaling 58,615,488 shares, were automatically converted into an equivalent number of shares of common stock on a one-to-one basis and their carrying value, totaling $237.0 million, inclusive of accretion of redeemable convertible preferred stock, was reclassified into stockholders’ equity on our condensed consolidated balance sheets. No shares of redeemable convertible preferred stock were issued or outstanding as of June 30, 2020 or December 31, 2019.

Accretion to the redemption price of our redeemable convertible preferred stock was less than $0.1 million for the three and six months ended June 30, 2019, and zero for the three and six months ended June 30, 2020. Accretion is recognized as a reduction of additional paid-in capital with a corresponding increase to the carrying value of our redeemable convertible preferred stock. Upon completion of the IPO, the accretion rights of our redeemable convertible preferred stock were terminated.
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

As of June 30, 2020 and December 31, 2019, we reserved shares of common stock, on an as-if-converted basis, for future issuance as follows:

	June 30,	December 31,
	2020	2019
	(in thousands)
Outstanding warrants to purchase common stock	695	695
Outstanding options to purchase common stock	11,011	14,020
Outstanding restricted stock units	4,785	5,208
Restricted stock awards subject to repurchase	614	736
Estimated shares for future ESPP purchase	1,752	890
Convertible senior notes	7,278	—
Available for future issuance under 2019 Plan	11,485	8,160
Total	37,620	29,709

11. Common Stock Warrants
Common stock warrants outstanding as of June 30, 2020 and December 31, 2019 were as follows:

Holder	Issue Date	Outstanding Shares	Exercise Price	Exercisable Shares	Expiration Date
	(in thousands, except per share data)
Partner	3/1/2015	695	$2.28	695	2/28/2025
		695		695

No common stock warrants were exercised during the six months ended June 30, 2020. All common stock warrants were exercised during July, 2020.
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

Stock Options

Stock option activity under the Plans is as follows:

		Options Outstanding
	Shares Available for Grant	Shares Subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands, except per share data and years)
Balance as of December 31, 2019	8,160	14,020	$1.85	6.7	$325,474
Shares authorized	3,812	—
Exercised	—	(2,837)	$1.36
Forfeited/cancelled	172	(172)	$2.05
Restricted stock units and PSUs granted	(1,430)	—
Restricted stock units and PSUs forfeited	278	—
Restricted stock units and PSUs withheld for income taxes	493	—
Balance as of June 30, 2020	11,485	11,011	$1.97	6.4	$806,215
Vested and exercisable as of June 30, 2020		8,221	$1.64	6.1	$604,619
The aggregate intrinsic value of stock option awards exercised was $74.7 million and $23.9 million for the three months ended June 30, 2020 and 2019, respectively, and $105.9 million and $28.1 million for the six months ended June 30, 2020 and 2019, respectively. Aggregate intrinsic value represents the difference between the exercise price and the fair value of the shares underlying common stock on the date of exercise.
No options were granted during the three and six months ended June 30, 2020 and 2019. As of June 30, 2020, total unrecognized compensation expense related to unvested stock options, Performance RSUs and restricted stock units granted was $82.8 million, which is expected to be recognized over a weighted-average period of 3.5 years.
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
We recognized stock-based compensation expense of $0.2 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively, and $0.4 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively, in connection with these service- and market-based grants. Additionally, we recognized stock-based compensation expense of $0.2 million related to the canceled market-based options for the six months ended June 30, 2019.
The unrecognized stock-based compensation expense for market-based awards as of June 30, 2020 was $1.2 million, which is expected to be recognized over a weighted-average period of 2.2 years.
Restricted Stock Awards

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Unvested balance, December 31, 2019	736	$9.76
Vested	(122)	$9.76
Unvested balance, June 30, 2020	614	$9.76

In March 2019, we issued a restricted stock award covering 982,301 shares of our common stock to an executive with a grant date fair value of $9.6 million.
We recognized restricted stock awards related stock-based compensation expense of $0.5 million and $2.9 million for the three months ended June 30, 2020 and 2019, respectively, and $1.0 million and $3.1 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the unrecognized stock-based compensation expense related to these restricted stock awards was $4.5 million, which is expected to be recognized over a weighted-average period of 2.2 years.
Restricted Stock Units and Performance Stock Units

	Restricted Stock Units, Performance RSUs and PSUs	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Balance as of December 31, 2019	4,708	$11.31
Granted	1,429	$42.48
Released	(1,074)	$9.96
Forfeited	(278)	$12.03
Balance as of June 30, 2020	4,785	$13.52
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

In January 2019, we granted restricted stock units covering 982,301 shares to an executive that contain only service-based vesting conditions over a four year period and recognized stock-based compensation expense of $0.5 million and $0.5 million during the three months ended June 30, 2020 and 2019, respectively, and $0.9 million and $0.9 million during the six months ended June 30, 2020 and 2019, respectively. In addition, we granted restricted stock units covering 491,151 shares that immediately vested on the grant date and recognized $3.8 million of stock-based compensation expense in our condensed consolidated statements of operations for the six months ended June 30, 2019. The stock-based compensation expense related to performance RSUs and RSUs recognized in our condensed consolidated statements of operations was $4.5 million and $3.6 million during the three months ended, June 30, 2020 and 2019, respectively, and $10.6 million and $7.0 million during the six months ended, June 30, 2020 and 2019, respectively.

Additionally, included in the shares granted during the six months ended June 30, 2020, we issued performance-based restricted stock units covering 23,196 shares which consist of both service- and performance-based conditions. The service-based vesting condition is satisfied over one year on a quarterly basis from the date the applicable sales milestones are met. The performance-based vesting condition is satisfied upon the achievement of certain sales milestones. In April 2019, we issued other performance-based restricted stock units covering 100,000 shares which consist of both service- and performance-based vesting conditions including both the achievement of certain sales milestones and our IPO. The service-based vesting condition is satisfied over four years from the date the sales milestones were met. The performance-based vesting condition was satisfied upon both the achievement of certain sales milestones and our IPO. Stock-based compensation expense related to these performance-based restricted stock units that are expected to vest was $0.1 million and $0.2 million during the three and six months ended June 30, 2020, respectively.
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
As of June 30, 2020, 90,613 shares of common stock have been purchased under our ESPP.
During the three and six months ended June 30, 2020, we recognized $0.4 million and $0.9 million, respectively, in stock-based compensation expense related to our ESPP in our condensed consolidated statements of operations. As of June 30, 2020, the unrecognized stock-based compensation expense related to our ESPP is $0.7 million, which is expected to be recognized over a weighted average period of 0.1 year.
Award Modifications
In March 2020, we accelerated vesting of 11,412 RSUs for terminated employees, resulting in an incremental stock-based compensation expense of $0.1 million recognized in the consolidated statements of operations for the six months ended June 30, 2020.

Stock-Based Compensation Expense
Stock-based compensation expense in the condensed consolidated statements of operations is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Cost of revenue	$118	$6	$210	12
Research and development expenses	1,593	491	3,809	852
Sales and marketing expenses	2,364	41	4,416	260
General and administrative expenses	5,800	3,915	9,503	8,839
Total stock-based compensation expense	$9,875	$4,453	$17,938	$9,963
Stock-based compensation costs related to capitalized internal-use software during the three and six months ended June 30, 2020 was $0.2 million and $0.3 million, respectively and less than $0.1 million for the three months and six months ended June 30, 2019.
13. Income Taxes
We recorded an insignificant income tax expense for the six months ended June 30, 2020, primarily due to state taxes and income taxes on foreign income. The income tax benefit of $1.4 million for the six months ended June 30, 2019 was due to the release of a valuation allowance arising from a deferred tax liability in connection with the myStrength acquisition. The deferred tax liability provided an additional source of taxable income to support the realizability of pre-existing deferred tax assets.
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
14. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to our common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Net loss	$(1,554)	$(12,977)	$(7,127)	$(27,348)
Accretion of redeemable convertible preferred stock	—	(42)	—	(83)
Net loss attributable to common stockholders	$(1,554)	$(13,019)	$(7,127)	$(27,431)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	97,896	18,916	96,719	18,564
Net loss per share attributable to common stockholders, basic and diluted	$(0.02)	$(0.69)	$(0.07)	$(1.48)
As we have reported net loss for each of the periods presented, all potentially dilutive securities are antidilutive. The following potential outstanding shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Redeemable convertible preferred stock	—	58,615	—	58,615
Stock options	11,011	15,352	11,011	15,352
Restricted stock awards subject to repurchase	614	736	614	736
Common stock warrants	695	785	695	785
Restricted stock units	4,785	1,207	4,785	1,207
Convertible senior notes	7,278	—	7,278	—
ESPP obligations	14	—	14	—
Total anti-dilutive shares	24,397	76,695	24,397	76,695

Based on the initial conversion price of $75.57, the entire outstanding principal amount of the convertible senior notes as of June 30, 2020 would have been convertible into 7,278 shares of our common stock. These shares were not considered in the calculation of diluted net loss per share attributable to common stockholders as the effect would have been anti-dilutive for the three and six months ended June 30, 2020 due to our net losses for those periods.

In addition, only the amount by which the conversion value exceeds the aggregate principal of the Notes (the “conversion spread”) would be considered in the diluted earnings per share computation under the treasury stock method as a result of our intent to settle the principle amount of the Notes in cash. The conversion spread would have a dilutive impact on diluted net income per share attributable to common stockholders if the average market price of our common stock for a given period exceeds the initial conversion price per share for Notes. Further, our Capped Call Transactions are and will continue to be excluded from the calculation of diluted earnings per share as their impact would be antidilutive under the treasury stock method.

15. Segment Information
We operate as one operating segment as we only report financial information on an aggregate and consolidated basis to the Chief Executive Officer, our chief operating decision maker, who regularly reviews financial operating results on a consolidated basis for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results, and plans for components or types of products or services below the consolidated unit level. As of June 30, 2020 and December 31, 2019, substantially all of our long-lived assets were located in the United States and all revenue was earned in the United States for the three and six months ended June 30, 2020 and 2019.

16. Related Party Transactions
In January 2020, we entered into an agreement with a service provider for which our Founder and Executive Chairman is a board member. Amounts paid to this service provider totaled $0.1 million during the six months ended June 30, 2020.
During the three and six months ended June 30, 2020 and 2019, we paid immaterial shared service fees related to financial, legal, and administrative support to a stockholder pursuant to a shared services agreement.
In February 2019, we assumed an additional lease agreement previously held by a stockholder for our Chicago office space with an initial expiration date in December 2024. We entered into a sublease agreement with the stockholder for a portion of the leased space. The sublease term expires in December 2024. Sublease income recorded for this sublease was not material for the three and six months ended June 30, 2020 and 2019.
17. Employee Benefits
We sponsor a 401(k) plan for employees, which provides for us to make discretionary matching or discretionary annual contributions to the plan. We recognized expense of $0.2 million and $0.9 million for the three and six months ended June 30, 2020, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2019, respectively, related to our 401(k) plan.

18. Subsequent Event
On August 5, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Teladoc Health, Inc, a Delaware corporation (“Teladoc”), and Tempranillo Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Teladoc (“Merger Sub”). The Merger Agreement provides that, subject to the satisfaction of customary closing conditions, Merger Sub will be merged with and into Livongo (the “Merger”), with Livongo continuing as the surviving corporation and a direct, wholly-owned subsidiary of Teladoc. Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each share of our common stock, par value $0.001 per share, issued and outstanding immediately prior to the effective time of the Merger (other than shares held by any shareholder who properly demands and perfects his, her or its appraisal rights with respect to such shares and treasury shares held by Livongo) will be converted into the right to receive (i) 0.5920 of a share of common stock, par value $0.001 per share, of Teladoc and (ii) $4.24 in cash, without any interest thereon.
In addition, prior to the effective time of the Merger, we will declare a special cash dividend equal to $7.09 per share of common stock to shareholders of Livongo as of a record date immediately prior to the effective time of the Merger.
The Merger, which is currently expected to close in the fourth quarter of 2020, is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (i) adoption of the Merger Agreement by the affirmative vote of holders of a majority of outstanding shares of our common stock, (ii) approval of an amendment to Teladoc’s certificate of incorporation by the affirmative vote of the holders of a majority of outstanding shares of Teladoc’s common stock and approval of the issuance of shares pursuant to the Merger Agreement by the affirmative vote of holders of a majority of all votes cast by holders of outstanding shares of Teladoc’s common stock, and (iii) the termination or expiration of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976. The Merger Agreement contains certain termination rights for both us and Teladoc. If the Merger Agreement is terminated under certain specified circumstances, we will be required to pay Teladoc a termination fee of $562,810,000 (including in connection with our entry into an agreement with respect to a superior proposal, as defined in the Merger Agreement, if certain conditions are met).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our Management's Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019, or our Annual Report. As discussed in the section titled "Note Regarding Forward-Looking Statements," the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q and Part I, Item 1A in our Annual Report.
Recent Developments
On August 5, 2020, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Teladoc Health, Inc, a Delaware corporation, or Teladoc, and Tempranillo Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Teladoc, or Merger Sub. The Merger Agreement provides that, subject to the satisfaction of customary closing conditions, Merger Sub will be merged with and into Livongo, or the Merger, with Livongo continuing as the surviving corporation and a direct, wholly-owned subsidiary of Teladoc. Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each share of our common stock, par value $0.001 per share, issued and outstanding immediately prior to the effective time of the Merger (other than shares held by any shareholder who properly demands and perfects his, her or its appraisal rights with respect to such shares and treasury shares held by us) will be converted into the right to receive (i) 0.5920 of a share of common stock, par value $0.001 per share, of Teladoc and (ii) $4.24 in cash, without any interest thereon.
In addition, prior to the effective time of the Merger, we will declare a special cash dividend, or the Special Dividend, equal to $7.09 per share of common stock to shareholders of Livongo as of a record date immediately prior to the effective time of the Merger.
The Merger, which is currently expected to close in the fourth quarter of 2020, is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (i) adoption of the Merger Agreement by the affirmative vote of holders of a majority of outstanding shares of our common stock, (ii) approval of an amendment to Teladoc’s certificate of incorporation by the affirmative vote of the holders of a majority of outstanding shares of Teladoc’s common stock and approval of the issuance of shares pursuant to the Merger Agreement by the affirmative vote of holders of a majority of all votes cast by holders of outstanding shares of Teladoc’s common stock, and (iii) the termination or expiration of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976. The Merger Agreement contains certain termination rights for both us and Teladoc. If the Merger Agreement is terminated under certain specified circumstances, we will be required to pay Teladoc a termination fee of $562,810,000 (including in connection with our entry into an agreement with respect to a superior proposal, as defined in the Merger Agreement, if certain conditions are met).
Additional information about the Merger Agreement is set forth in our Current Report on Form 8-K filed with the SEC on August 6, 2020.
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
We believe the future of health is about keeping people healthy at-home and being able to do so at scale. Meeting individuals where they are in their health journey in order to understand how they are doing, determining their care needs, and recommending a next-best action is the future of health. At Livongo, we call this Consumer Directed Virtual Care, which is enabled by connected devices and data science. And we believe remote monitoring, when combined with traditional virtual health and advanced data science offers advantages that align well with this move towards Consumer Directed Virtual Care.

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
We sell to companies of all sizes, including employers, from small businesses to Fortune 500 enterprises, hospital payors, government entities, and labor unions. We currently derive a high concentration of our revenue from sales to clients that are self-insured employers, with hospital payors, government entities, and labor unions accounting for a smaller portion of our revenue. As of June 30, 2020 and December 31, 2019, we served 1,328 and 872 clients, respectively. For a discussion of the methodology used to determine the number of clients, see the section titled “Key Metrics” below. As of June 30, 2020 and December 31, 2019, we had approximately 410,300 and 222,700 members, respectively, enrolled in our Livongo for Diabetes solution. In addition, we have a growing number of members enrolled in our hypertension, prediabetes and weight management, and behavioral health solutions. Our client and member base is located in the United States.
We have experienced significant growth since our inception. Our revenue increased $51.0 million, or 125%, to $91.9 million for the three months ended June 30, 2020, compared to $40.9 million for the three months ended June 30, 2019. Our revenue increased $87.8 million, or 120%, to $160.7 million for the six months ended June 30, 2020, compared to $73.0 million for the six months ended June 30, 2019. We have also made significant investments to grow our business, particularly in research and development and sales and marketing. As a result, we have incurred net losses of $1.6 million and $13.0 million for the three months and $7.1 million and $27.3 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $171.3 million.
COVID-19 Update
In March 2020, the World Health Organization declared the 2019 novel coronavirus, or COVID-19, a global pandemic. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business. We have taken measures in response to the COVID-19 pandemic, including temporarily closing our offices and implementing a work from home policy for our worldwide workforce; limiting capacity at our offices that have reopened; implementing additional safety policies and procedures for employees working in our offices that have reopened; suspending employee travel and in person meetings; and adjusting our supply chain and inventory levels. We may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, clients, members and stockholders. The effects of these operational modifications are unknown and may not be realized until further reporting periods.

While the COVID-19 pandemic has not had a material adverse impact on our financial condition and results of operations to date, the future impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the pandemic, impact on our clients and members, impact on our sales cycles, impact on our marketing efforts, and effect on our suppliers, all of which are uncertain and cannot be predicted. Public and private sector policies and initiatives to reduce the transmission of COVID-19 and disruptions to our operations and the operations of our third-party suppliers, along with the related global slowdown in economic activity, may result in decreased revenues, decreased collections, and increased costs, and we expect such impacts on our revenue, collections, and costs to continue through the duration of this crisis. Further, the economic effects of the COVID-19 pandemic have financially constrained some of our prospective and existing clients’ healthcare spending, which we expect will negatively impact our ability to acquire new clients and our ability to renew subscriptions with or sell additional solutions to our existing clients. We also expect to experience increased member attrition to the extent our existing clients’ reduce their respective workforces in response to the current economic conditions. As of the date of this report, the extent to which the COVID-19 pandemic may materially impact our financial condition, liquidity or results of operations is uncertain. In addition, due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our revenue until future periods. It is possible that the COVID-19 pandemic, the measures taken by the governments and businesses affected and the resulting economic impact may materially and adversely affect our business, results of operations, cash flows and financial positions as well as our customers.
Factors Affecting Our Performance
New Client Acquisition. We believe there are significant opportunities for growth as enterprises and individuals seek better ways to manage chronic conditions. We believe our ability to add new clients is a key indicator of our increasing market adoption and future revenue potential. Our client count grew from 872 as of December 31, 2019 to 1,328 clients as of June 30, 2020, representing an increase of 52%. For a discussion of the methodology used to determine the number of clients, see the section titled “Key Metrics” below.
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
Product Intensity and Enrollment. An important component of our revenue growth strategy is to retain our existing clients and members, as well as increase product intensity through growing member enrollment within our client base. We believe we are well-positioned to continue our relationships with existing clients due to the quality of our solutions and member satisfaction with our solutions. However, we expect our ability to retain existing clients and members and increase product intensity may be negatively impacted by certain of our clients' financial constraints in light of the COVID-19 pandemic. Members see real value in our solutions and are satisfied with our offering, which is demonstrated by our average Livongo for Diabetes member NPS of +64 as of December 31, 2019. We work to continually improve our enrollment rate through the use of our AI+AI engine, which provides feedback on successful outreach and engagement strategies. The ability to enroll additional members with chronic conditions represents a significant opportunity for us within our existing clients. Once a client is onboarded, we leverage our AI+AI engine to target and engage with potential new members in an informed manner that drives rapid enrollment and increases our product intensity in these new clients.
Product Density. While Livongo for Diabetes was our first solution, there is significant overlap in the target members for each of our solutions and we see significant cross-selling opportunities. We currently offer solutions focused on diabetes, hypertension, prediabetes and weight management, and behavioral health. We are continuing to invest in expanding our solutions, as well as developing solutions that address other chronic conditions. As we continue to add solutions that address additional chronic conditions to our platform and deepen our product density, we see increased sales opportunities as members often experience multiple chronic conditions simultaneously and could benefit from access to multiple Livongo solutions. Additionally, we see significant opportunities to add new clients and members to our platform as we offer an increasing number of solutions. Beginning in 2020, we introduced pricing options that provide members with access to multiple solutions in order to enable us to more fully address the health of the whole person.
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
Key Metrics
We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following metrics are useful in evaluating our business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Clients(1)	1,328	758	1,328	758
Enrolled Diabetes Members	410,270	192,934	410,270	192,934
Estimated Value of Agreements(2)	$108,705	$74,234	$197,713	$122,297
(1)First quarter and first half of 2019 have been updated to conform to current methodology as described further below.
(2)Previously referred to as total contract value.
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
Adjusted Gross Profit and Adjusted Gross Margin
Adjusted gross profit and adjusted gross margin are key performance measures that our management uses to assess our overall performance. We define adjusted gross profit as GAAP gross profit, excluding (i) stock-based compensation expense, (ii) amortization of intangible assets, and (iii) employer payroll taxes on stock-based compensation. Prior to the second quarter of 2020, the employer portion of payroll taxes on stock-based compensation was insignificant and therefore we have not historically excluded such amounts from adjusted gross profit and adjusted gross margin. However, because the amount of stock-based compensation expense has increased in the ordinary course of business, the employer payroll taxes on our stock-based compensation has also increased and become more meaningful. We believe that, similar to stock-based compensation expense, such payroll taxes are unrelated to overall operating performance and therefore we have determined to exclude such amounts from adjusted gross profit and adjusted gross margin beginning with the second quarter of 2020. We are making this update to our presentation prospectively for the second quarter of 2020 and have not updated any prior periods because such amounts were insignificant.
We define adjusted gross margin as our adjusted gross profit divided by our revenue. We believe adjusted gross profit and adjusted gross margin provide our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations, as these metrics eliminate the effects of the above-referenced items as factors unrelated to overall operating performance. The following table presents a reconciliation of adjusted gross profit from the most comparable GAAP measure, gross profit, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Gross profit	$70,457	$28,951	$121,173	$51,155
Add:
Stock-based compensation expense	118	6	210	12
Amortization of intangible assets	420	353	840	680
Employer payroll tax on stock-based compensation(1)	27	—	27	—
Adjusted gross profit	$71,022	$29,310	$122,250	$51,847
Adjusted gross margin (as a percentage of revenue)	77.3%	71.6%	76.1%	71.0%
(1)As noted above, beginning in the second quarter of 2020, we made a prospective update to our presentation of adjusted gross profit and adjusted gross margin to exclude (i.e., add back) the employer portion of payroll taxes on stock-based compensation. As such, the adjusted gross profit and adjusted gross margin presented above for the three and six months ended June 30, 2020 excludes our portion of payroll taxes on stock-based compensation from the second quarter of 2020 recorded as a component of cost of revenue. We have not updated any prior periods. The employer portion of payroll taxes on stock-based compensation was $23 for the three months ended March 31, 2020; as such, adjusted gross profit would have been $122,273, and adjusted gross margin (as a percentage of revenue) would have been unchanged for the six months ended June 30, 2020 had this update been made on a retroactive basis back to the first quarter of 2020.
Adjusted EBITDA
Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes and in evaluating acquisition opportunities.
We calculate adjusted EBITDA as net loss adjusted to exclude (i) depreciation and amortization, (ii) amortization of intangible assets, (iii) stock-based compensation expense, (iv) employer payroll taxes on stock-based compensation, (v) acquisition-related expenses, (vi) change in fair value of contingent consideration, (vii) other income, net, and (viii) provision for (benefit from) income taxes. Prior to the second quarter of 2020, the employer portion of payroll taxes on stock-based compensation was insignificant and therefore we have not historically excluded such amounts from adjusted EBITDA. However, because the amount of stock-based compensation expense has increased in the ordinary course of business, the employer payroll taxes on our stock-based compensation has also increased and become more meaningful. We believe that, similar to stock-based compensation expense, such payroll taxes are unrelated to overall operating performance and therefore we have determined to exclude such amounts from adjusted EBITDA beginning with the second quarter of 2020. We are making this update to our presentation prospectively for the second quarter of 2020 and have not updated any prior periods because such amounts were insignificant.
The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Net (loss)	$(1,554)	$(12,977)	$(7,127)	$(27,348)
Add:
Depreciation and amortization(1)	1,439	754	2,619	1,450
Amortization of intangible assets	692	629	1,388	1,193
Stock-based compensation expense	9,875	4,453	17,938	9,963
Employer payroll tax on stock-based compensation(2)	1,597	—	2,197	—
Acquisition-related expenses(3)	—	18	—	225
Change in fair value of contingent consideration	2	282	86	956
Other income (expense), net(4)	1,220	(185)	(94)	(647)
Provision for (benefit from) income taxes	72	5	93	(1,383)
Adjusted EBITDA	$13,343	$(7,021)	$17,100	$(15,591)
______________

(1)Depreciation and amortization includes depreciation of property and equipment, amortization of debt discount, and amortization of capitalized internal-use software costs.
(2)As noted above, beginning in the second quarter of 2020, we made a prospective update to our presentation of adjusted EBITDA to exclude (i.e., add back) the employer portion of payroll taxes on stock-based compensation. As such, the adjusted EBITDA presented above for the three and six months ended June 30, 2020 excludes our portion of payroll taxes on stock-based compensation from the second quarter of 2020. We have not updated any prior periods. The adjusted EBITDA presented above for the six months ended June 30, 2020 also excludes the employer portion of payroll taxes paid in connection with the stock releases upon the expiration of the lock-up agreement related to our IPO because such payroll taxes were a one-time occurrence in the three months ended March 31, 2020. The employer portion of payroll taxes on stock-based compensation was $1,555 for the three months ended March 31, 2020; as such, adjusted EBITDA would have been $18,655 for the six months ended June 30, 2020 had this update been made on a retroactive basis back to the first quarter of 2020.
(3)Acquisition-related expenses consist primarily of transaction and transition related fees and expenses, including legal, accounting, and other professional fees.
(4)Other income (expense), net includes interest income, interest expense, and other (expense) income, net.
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
Components of Statements of Operations
The financial results of operations for the three and six months ended June 30, 2019 in this Management's Discussion and Analysis of Financial Condition and Results of Operations reflect the effects of the revisions to reflect the adoption of ASC 606 on January 1, 2019 and to correct prior period errors and the immaterial prior period misclassification as discussed in Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Cost of Revenue
Cost of revenue consists of expenses that are closely correlated or directly related to delivery of our solutions and monthly subscription fees, including product costs, data center costs, client support costs, credit card processing fees, allocated overhead costs, amortization of developed technology, and amortization of deferred costs. In light of COVID-19, we continue to evaluate changes to our supply chain to protect against current market uncertainty. For our Livongo for Diabetes, Hypertension and Weight Management solutions, which offer the cellular-connected devices, device costs are deferred and amortized over the shorter of the expected member enrollment period or the expected device life. Certain personnel expenses associated with supporting these functions, such as salaries, bonuses, stock-based compensation expense and benefits, including allocated overhead expenses for facilities, information technology and depreciation expense, are included in cost of revenue. We expect cost of revenue to increase in the foreseeable future in absolute dollars, but decrease as a percentage of revenue over the long term.
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
Sales and Marketing. Sales and marketing expenses consist of personnel expenses, sales commissions for our direct sales force and our channel partners’ commission expenses, as well as communication, promotional, client conferences, public relations, other marketing events, and allocated overhead costs. Personnel expenses include salaries, bonuses, stock-based compensation expense and benefits for employees and contractors. Upon our adoption of ASC 606 effective January 1, 2019, incremental sales commissions and stock-based compensation associated with costs to acquire clients are amortized to sales and marketing expense over the estimated period of benefit. We intend to continue to make significant investment in our sales and marketing organization to increase our brand awareness, drive additional revenue and expand into new markets. However, we anticipate sales and marketing expenses may decrease in the near-term due to restrictions on travel, entertainment, and other events in response to the COVID-19 pandemic. Despite the impact of COVID-19, we expect our sales and marketing expenses to continue to increase in absolute dollars in the foreseeable future. However, we expect our sales and marketing expenses to decrease as a percentage of revenue over the long term, although our sales and marketing expenses may fluctuate as a percentage of revenue from period to period due to the timing and amount of these expenses.
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
Results of Operations
The following tables set forth consolidated statements of operations for the periods indicated and such data as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Revenue	$91,923	$40,915	$160,745	$72,982
Cost of revenue(1)(2)	21,466	11,964	39,572	21,827
Gross profit	70,457	28,951	121,173	51,155
Operating expenses:
Research and development(1)	15,809	10,291	29,806	19,285
Sales and marketing(1)(2)	32,881	17,833	60,535	32,476
General and administrative(1)(3)	22,027	13,702	37,874	27,816
Change in fair value of contingent consideration	2	282	86	956
Total operating expenses	70,719	42,108	128,301	80,533
Loss from operations	(262)	(13,157)	(7,128)	(29,378)
Interest income	1,099	183	2,476	641
Interest expense	(2,283)	—	(2,320)	—
Other (expense) income, net	(36)	2	(62)	6
Loss before provision for income taxes	(1,482)	(12,972)	(7,034)	(28,731)
Provision for (benefit from) income taxes	72	5	93	(1,383)
Net loss	$(1,554)	$(12,977)	$(7,127)	$(27,348)
______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Cost of revenue	$118	$6	$210	$12
Research and development	1,593	491	3,809	852
Sales and marketing	2,364	41	4,416	260
General and administrative	5,800	3,915	9,503	8,839
Total stock-based compensation expense	$9,875	$4,453	$17,938	$9,963
______________
(2)Includes amortization of intangible assets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Cost of revenue	$420	$353	$840	$680
Sales and marketing	272	276	548	513
Total amortization of intangible assets	$692	629	$1,388	$1,193
______________
(3)Includes acquisition-related expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2018
	(in thousands)
General and administrative	$—	$18	$—	$225
Total acquisition-related expenses	$—	$18	$—	$225

	Three Months Ended June 30,		Six Months Ended June 30,
Percentage of Revenue Data	2020	2019	2020	2019
Revenue	100.0%	100.0%	100.0	100.0%
Cost of revenue	23.4	29.2	24.6	29.9
Gross profit	76.6	70.8	75.4	70.1
Operating expenses:
Research and development	17.2	25.2	18.5	26.4
Sales and marketing	35.8	43.6	37.7	44.5
General and administrative	24.0	33.5	23.7	38.1
Change in fair value of contingent consideration	—	0.7	0.1	1.3
Total operating expenses	77.0	103.0	80.0	110.3
Loss from operations	(0.3)	(32.2)	(4.4)	(40.3)
Interest income	1.2	0.4	1.5	0.9
Interest expense	(2.5)	0.1	(1.4)	—
Other income (expense), net	—	—	—	—
Loss before provision for income taxes	(1.6)	(31.7)	(4.3)	(39.4)
Provision for (benefit from) income taxes	0.1	—	0.1	(1.9)
Net loss	(1.7)%	(31.7)%	(4.4)%	(37.5)%
Comparison of Three and Six Months Ended June 30, 2020 and 2019
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(dollars in thousands)			(dollars in thousands)
Revenue	$91,923	$40,915	125%	$160,745	$72,982	120%
Comparison of Three Months Ended June 30, 2020 and 2019
Revenue was $91.9 million for the three months ended June 30, 2020 compared to $40.9 million for the three months ended June 30, 2019, an increase of $51.0 million, or 125%.

The increase in revenue for the quarter was primarily due to increases in monthly subscription revenue. Monthly subscription revenue increased to $80.6 million, or 88% of revenue, for the three months ended June 30, 2020, compared to $37.1 million, or 91% of revenue, for the three months ended June 30, 2019, representing an increase of $43.5 million, or 117%. The increase in subscription fees is primarily due to growth in enrolled diabetes members, which increased by approximately 217,300 enrolled diabetes members, or 113%, to 410,270 enrolled diabetes members as of June 30, 2020. Monthly subscription revenue from Livongo for Hypertension also contributed $4.1 million to the increase in monthly subscription revenue as the number of our members grew. Revenue from Livongo for Prediabetes and Weight Management increased $3.2 million and revenue from Livongo for Behavioral Health increased $1.0 million as a result of overall growth in the three months ended June 30, 2020. In addition, we achieved certain one-time performance milestones and service performance obligations during the quarter that resulted in $2.5 million of revenue.
Comparison of Six Months Ended June 30, 2020 and 2019
Revenue was $160.7 million for the six months ended June 30, 2020 compared to $72.9 million for the six months ended June 30, 2019, an increase of $87.8 million, or 120%.
The increase in revenue for the year-to-date period was primarily due to increases in monthly subscription revenue. Monthly subscription revenue increased to $142.6 million, or 88% of revenue, for the six months ended June 30, 2020, compared to $67.0 million, or 92% of revenue, for the six months ended June 30, 2019, representing an increase of $75.6 million, or 113%. The increase in subscription fees is primarily due to growth in enrolled diabetes members, which increased by approximately 217,300 enrolled diabetes members, or 113%, to 410,270 enrolled diabetes members as of June 30, 2020. Monthly subscription revenue from Livongo for Hypertension also contributed $6.8 million to the increase in monthly subscription revenue as the number of our members grew. Revenue from Livongo for Prediabetes and Weight Management increased $7.2 million and revenue from Livongo for Behavioral Health increased $2.1 million as a result of overall growth in the six months ended June 30, 2020.
Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(dollars in thousands)			(dollars in thousands)
Cost of revenue	$21,466	$11,964	79%	$39,572	$21,827	81%
Comparison of Three Months Ended June 30, 2020 and 2019
Cost of revenue was $21.5 million for the three months ended June 30, 2020, compared to $12.0 million for the three months ended June 30, 2019, an increase of $9.5 million, or 79%.
The increase in cost of revenue for the quarter was primarily due to a $6.6 million increase in devices, supplies, cellular and fulfillment costs as a result of increasing amortization of deferred costs due to increased shipments of Livongo for Diabetes, Livongo for Prediabetes and Weight Management, and Livongo for Hypertension welcome kits. The increase was also driven by a $2.0 million increase in member support and coaching costs primarily to support the growth in enrolled diabetes members.
Comparison of Six Months Ended June 30, 2020 and 2019
Cost of revenue was $39.6 million of the six months ended June 30, 2020, compared to $21.8 million for the six months ended June 30, 2019, an increase of $17.8 million, or 81%.
The increase in cost of revenue for the six month period was primarily due to a $12.5 million increase in devices, supplies, cellular and fulfillment costs as a result of increasing amortization of deferred costs due to increased shipments of Livongo for Diabetes, Livongo for Prediabetes and Weight Management, and Livongo for Hypertension welcome kits. The increase was also driven by a $3.5 million increase in member support and coaching costs primarily to support the growth in enrolled diabetes members.

Gross Profit and Gross Margin

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(dollars in thousands)			(dollars in thousands)
Gross profit	$70,457	$28,951	143%	$121,173	$51,155	137%
Gross margin	76.6%	70.8%		75.4%	70.1%
Comparison of Three Months Ended June 30, 2020 and 2019
Gross profit was $70.5 million for the three months ended June 30, 2020 compared to $29.0 million for the three months ended June 30, 2019, an increase of $41.5 million, or 143%. The increase in gross profit was primarily the result of an increase in monthly subscription revenue due to the continued addition of new enrolled diabetes members and expansion into Livongo for Hypertension, Livongo for Prediabetes and Weight Management, and Livongo for Behavioral Health.
Gross margin was 76.6% for the three months ended June 30, 2020 compared to 70.8% for the three months ended June 30, 2019. The increase in gross margin was primarily the result of an increase in monthly subscription revenue due to the continued addition of new enrolled diabetes members and growth of members enrolled in the Livongo for Prediabetes and Weight Management solution for which device costs were fully recognized in prior periods, and an increase in revenue from Livongo for Hypertension and Livongo for Behavioral Health.
Comparison of Six Months Ended June 30, 2020 and 2019
Gross profit was $121.2 million for the six months ended June 30, 2020 compared to $51.2 million for the six months ended June 30, 2019, an increase of $70.0 million, or 137%. The increase in gross profit was primarily the result of an increase in monthly subscription revenue due to the continued addition of new enrolled diabetes members and expansion into Livongo for Hypertension, Livongo for Prediabetes and Weight Management, and Livongo for Behavioral Health.
Gross margin was 75.4% for the six months ended June 30, 2020 compared to 70.1% for the six months ended June 30, 2019. The increase in gross margin was primarily the result of an increase in monthly subscription revenue due to the continued addition of new enrolled diabetes members and growth of members enrolled in the Livongo for Prediabetes and Weight Management solution for which device costs were fully recognized in prior periods, and an increase in revenue from Livongo for Hypertension and Livongo for Behavioral Health.
Operating Expenses
Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(dollars in thousands)			(dollars in thousands)
Research and development	$15,809	$10,291	54%	$29,806	$19,285	55%
Comparison of Three Months Ended June 30, 2020 and 2019
Research and development expenses were $15.8 million for the three months ended June 30, 2020 compared to $10.3 million for the three months ended June 30, 2019, an increase of $5.5 million, or 54%. The increase in research and development expenses was primarily due to increases in payroll and stock-based compensation resulting from workforce growth.
Comparison of Six Months Ended June 30, 2020 and 2019
Research and development expenses were $29.8 million for the six months ended June 30, 2020 compared to $19.3 million for the six months ended June 30, 2019, an increase of $10.5 million, or 55%. The increase in research and development expenses was primarily due to increases in payroll and stock-based compensation resulting from workforce growth.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$32,881	$17,833	84%	$60,535	$32,476	86%
Comparison of Three Months Ended June 30, 2020 and 2019
Sales and marketing expenses were $32.9 million for the three months ended June 30, 2020 compared to $17.8 million for the three months ended June 30, 2019, an increase of $15.0 million, or 84%. The increase in sales and marketing expenses was primarily due to a $5.5 million increase in partner commissions due to increased sales activities through our channel partners, a $4.9 million increase in personnel expenses and sales commissions as a result of department headcount growth, a $2.3 million increase in stock-based compensation expense largely due to less expense recognized in the prior year period before the satisfaction of the performance-based vesting condition of the completion of our IPO in July 2019, and a $1.8 million increase in expenses related to marketing campaigns and member outreach efforts.
Comparison of Six Months Ended June 30, 2020 and 2019
Sales and marketing expenses were $60.5 million for the six months ended June 30, 2020 compared to $32.5 million for the six months ended June 30, 2019, an increase of $28.1 million, or 86%. The increase in sales and marketing expenses was primarily due to a $10.1 million increase in partner commissions due to increased sales activities through our channel partners, a $9.3 million increase in personnel expenses and sales commissions as a result of department headcount growth, a $4.2 million increase in stock-based compensation expense largely due to less expense recognized in the prior year period before the satisfaction of the performance-based vesting condition of the completion of our IPO in July 2019, and a $3.0 million increase in expenses related to marketing campaigns and member outreach efforts.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(dollars in thousands)			(dollars in thousands)
General and administrative	$22,027	$13,702	61%	$37,874	$27,816	36%
Comparison of Three Months Ended June 30, 2020 and 2019
General and administrative expenses were $22.0 million for the three months ended June 30, 2020 compared to $13.7 million for the three months ended June 30, 2019, an increase of $8.3 million, or 61%. The increase in general and administrative expenses was primarily due to a $3.5 million increase in personnel expenses as a result of department headcount growth, a $1.9 million increase in stock-based compensation and a $1.4 million increase in insurance costs.
Comparison of Six Months Ended June 30, 2020 and 2019
General and administrative expenses were $37.9 million for the six months ended June 30, 2020 compared to $27.8 million for the six months ended June 30, 2019, an increase of $10.1 million, or 36%. The increase in general and administrative expenses was primarily due to a $6.1 million increase in personnel expenses due to growth and a $2.6 million increase in insurance costs.

Change in Fair Value of Contingent Consideration

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(dollars in thousands)			(dollars in thousands)
Change in fair value of contingent consideration	$2	$282	*	$86	$956	*
______________
* Percentage not meaningful
Comparison of Three Months Ended June 30, 2020 and 2019
The change in fair value of contingent consideration for the three months ended June 30, 2020 was attributable to a $2 thousand increase in the fair value of the earn-out contingent consideration associated with the Retrofit acquisition in the 2020 period, as compared to a $0.3 million increase in the fair value of the earn-out contingent consideration associated with the myStrength acquisition in the 2019 period.
Comparison of Six Months Ended June 30, 2020 and 2019
The change in fair value of contingent consideration for the six months ended June 30, 2020 was attributable to a $0.1 million increase in the fair value of the earn-out contingent consideration associated with the Retrofit acquisition in the 2020 period, as compared to a $1.0 million increase in the fair value of the earn-out contingent consideration associated with the myStrength acquisition in the 2019 period.
Interest Income and Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(dollars in thousands)			(dollars in thousands)
Interest income	$1,099	$183	501%	$2,476	$641	286%
Interest expense	$(2,283)	$—	nm	$(2,320)	$—	nm
Comparison of Three Months Ended June 30, 2020 and 2019
Interest income, net increased for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019 due to additional interest earned on higher cash and cash equivalent balances as we raised net proceeds from our IPO in July 2019. Interest expense, net is associated with the Company's 0.875% convertible senior notes due 2025, or the Notes, issued in June 2020.
Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(dollars in thousands)			(dollars in thousands)
Provision for (benefit from) income taxes	$72	$5	1,340%	$93	$(1,383)	*
______________
* Percentage not meaningful
Comparison of Three Months Ended June 30, 2020 and 2019
The provision for income taxes was consistent for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.
Comparison of Six Months Ended June 30, 2020 and 2019
We had a provision for income taxes of $0.1 million for the six months ended June 30, 2020 compared to a benefit from income taxes of $1.4 million for the six months ended June 30, 2019. The decrease in the provision for (benefit from) income taxes was due primarily to the partial release of a valuation allowance in connection with the myStrength acquisition during the six months ended June 30, 2019.
Liquidity and Capital Resources
As of June 30, 2020, we had cash and cash equivalents of $686.0 million and short-term investments of $150.0 million. Our cash and cash equivalents primarily consist of highly liquid investments in money market funds and cash. Our short-term investments consist of certificates of deposit with an initial maturity of twelve months or less. Since our inception, we have generated significant operating losses from our operations as reflected in our accumulated deficit of $171.3 million as of June 30, 2020 and negative cash flows from operations.
In June 2020, we issued $550.0 million aggregate principal amount of Convertible Senior Notes ("Notes") in a private placement. The net proceeds from the issuance of the Notes, after deducting the initial purchasers' discount and estimated offering expenses, were approximately $534.6 million. In connection with the pricing of the Notes, we entered into capped call transactions with certain of the initial purchasers of the Notes and/or their respective affiliates or other financial institutions. The capped call transactions are expected to offset the potential dilution to our common stock upon any conversion of the Notes, with such offset subject to a cap initially equal to $118.54 per share (which represents a premium of 100% over the closing price of our common stock on June 2, 2020). We used approximately $69.9 million of the proceeds from the Notes to pay the cost of the capped call transactions. For further discussion on our Notes, please refer to Note 3 to our condensed consolidated financial statements in Part I, Item 1 of this report.
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
We have a loan and security agreement with SVB. The agreement provides a secured revolving loan facility in an aggregate principal amount of up to $30.0 million. Revolving loans under this facility bear interest at a floating rate equal to the greater of (i) 5.25% or (ii) the prime rate published in the Wall Street Journal, minus 0.25%. Interest on the revolving loans is due and payable monthly in arrears. The maturity date of any revolving loan is July 2022. Our obligations under the loan and security agreement are secured by a security interest on substantially all of our assets, excluding our intellectual property. The loan and security agreement contains a financial covenant along with covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock, and make investments, in each case subject to certain exceptions. The loan and security agreement also contains customary events of default, upon which SVB may declare all or a portion of our outstanding obligations payable to be immediately due and payable. There were no amounts outstanding under the loan and security agreement as of June 30, 2020.
Under the Merger Agreement, we are prohibited from incurring, assuming or guaranteeing any indebtedness, or issuing or selling any debt securities, guarantees, loans or advances that were not in existence as of the date of the Merger Agreement, subject to certain exceptions.
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
In March 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, in response to the COVID-19 pandemic. The CARES Act, among other things, extends the deposit date for certain employer payroll taxes that are otherwise owed for wage payments made on or after March 27, 2020, through the end of 2020. We expect to defer employer payroll taxes for wage payments otherwise due in 2020, with 50% due by December 31, 2021 and the remaining 50% by December 31, 2022. We continue to monitor government economic stabilization efforts and may participate in certain legislative provisions to preserve or enhance our liquidity.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(3,600)	$(39,961)
Net cash used in investing activities	$(5,156)	$(28,691)
Net cash (used in) provided by financing activities	$452,971	$(1,432)
Cash Flows from Operating Activities
Our largest source of operating cash flows is cash collections from our clients for access to our solutions. Our primary use of cash from operating activities is for personnel-related expenditures to support the growth of our business.
Net cash used in operating activities during the six months ended June 30, 2020 of $3.6 million was attributable to a $7.1 million net loss, adjusted by $27.8 million of non-cash items and $24.3 million of net cash outflow from changes in operating assets and liabilities. The non-cash adjustments primarily consisted of $17.9 million of stock-based compensation expense, $2.6 million of depreciation and amortization, and $2.2 million of non-cash operating lease costs. The net cash outflow from changes in operating assets and liabilities was primarily the result of an outflow of $20.0 million in accounts receivable due to more billings and timing of collections and an outflow of $18.0 million in net deferred costs driven by the deferral of our device shipments costs. These amounts were partially offset by an inflow in inventory of $11.4 million primarily driven by device shipments and an inflow of $3.4 million in accrued expenses and other liabilities.
Net cash used in operating activities during the six months ended June 30, 2019 of $40.0 million was attributable to a $27.3 million net loss, adjusted by $12.7 million of non-cash items and $25.3 million of net cash outflow from changes in operating assets and liabilities. The non-cash adjustments primarily consisted of $10.0 million in stock-based compensation expense and $1.5 million in depreciation and amortization.
The net cash outflow from changes in operating assets and liabilities is primarily the result of a $17.6 million outflow in accounts receivable due to more billings and timing of collections, and an outflow of $7.8 million in net deferred costs due to the deferral of our device shipment costs.
Cash Flows from Investing Activities
Net cash used in investing activities during the six months ended June 30, 2020 of $5.2 million was primarily attributable to $4.5 million in capital expenditures and a $2.8 million increase of net capitalized internal-use software costs to support our growth.
Net cash used in investing activities during the six months ended June 30, 2019 of $28.7 million was primarily attributable to a $27.4 million payment for the myStrength acquisition and $2.4 million of net capitalized internal-use software costs.
Cash Flows from Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2020 of $453.0 million was mainly attributable to $535 million of proceeds from the issuance of the Notes, net of issuance costs, offset by the $70 million cost of the capped call transactions and $16.8 million of taxes paid related to net share settlement of vested equity awards.
Net cash used in financing activities during the six months ended June 30, 2019 of $1.4 million was attributable to $1.6 million in deferred offering cost payments and other offsetting items.
Contractual Obligations and Other Commitments

The following table summarizes material changes to our contractual obligations and commitments during the three and six months ended June 30, 2020 as compared to those disclosed in our latest annual report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 24, 2020.

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)
Payment of principal and interest of convertible senior notes	$4,772	$9,625	$559,625	$—	$574,022
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
Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements in our latest annual report on Form 10-K for the fiscal year ended December 31, 2019 and Note 2, Summary of Significant Accounting Policies to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no significant changes to these policies during the three months ended June 30, 2020, except for the changes as a result of the adoption of new accounting pronouncements.
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
On the last business day of our second quarter in 2020, the aggregate market value of our shares held by non-affiliate stockholders exceeded $700 million. As a result, as of December 31, 2020, we will be considered a large accelerated filer as defined in Rule 12b-2 under the Exchange Act, and we will cease to be an emerging growth company as defined in the JOBS Act. We will no longer be exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and our independent registered public accounting firm will evaluate and report on the effectiveness of internal control over financial reporting.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations primarily within the United States and we are exposed to market risk in the ordinary course of our business.
Interest Rate Risk
As of June 30, 2020, we had cash, cash equivalents, and restricted cash of $687.2 million and short-term investments of $150.0 million. Our cash, cash equivalents, short-term investments, and restricted cash are held in cash deposits, money market funds and certificates of deposit. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we do not believe that an immediate 10% increase or decrease in interest rates would have a significant effect on the fair value of our investment portfolio. Declines in interest rates, however, would reduce our future interest income.
At June 30, 2020, our Notes had a fair value of [$XX]. The fair value of our Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.
Foreign Currency Risk
Our revenue and expenses are primarily denominated in U.S. dollars. For the six months ended June 30, 2020 and 2019, we had immaterial foreign exchange transactions. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant. For business conducted outside of the United States, we may have both revenue and costs incurred in the local currency of the subsidiary, creating a partial natural hedge. Changes to exchange rates therefore have not had a significant impact on the business to date; however, we will continue to reassess our foreign exchange exposure as we continue to grow our business globally. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results.
As of June 30, 2020, our cash, cash equivalents, short-term investments, and restricted cash were primarily denominated in U.S. dollars. A 10% increase or decrease in current exchange rates would not materially affect our cash, cash equivalents, short-term investment and restricted cash balances.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2020 and 2019, because our operating expenses that are denominated in currencies other than U.S. dollars have not been subject to material currency inflation.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes thereto, before making a decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. In addition, the impact of COVID-19 and any worsening of the economic environment may exacerbate the risks described below, any of which could have a material impact on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently. If any of the following risks or others not specified below occur, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment.
Risks Related to the Merger
The Merger may not be completed within the expected timeframe, or at all, and the failure to complete the Merger could adversely affect our business, results of operations, financial condition, and the market price of our common stock.
There can be no assurance that the Merger will be completed in the expected timeframe, or at all. The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Merger, including, among others, (i) adoption of the Merger Agreement by the affirmative vote of holders of a majority of outstanding shares of our common stock, (ii) approval of an amendment to Teladoc's certificate of incorporation by the affirmative vote of the holders of a majority of outstanding shares of Teladoc’s common stock and approval of the issuance of shares pursuant to the Merger Agreement by the affirmative vote of holders of a majority of all votes cast by holders of outstanding shares of Teladoc's common stock, (iii) the termination or expiration of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, (iv) the absence of certain legal impediments preventing the completion of the Merger, and (v) the accuracy of the representations and warranties of the parties and the compliance by the parties with their respective covenants in the Merger Agreement.
There can be no assurance that all required approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required approvals are obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such approvals or that the Merger will be completed in a timely manner or at all. Many of the conditions to completion of the Merger are not within either our or Teladoc’s control, and we cannot predict when or if these conditions will be satisfied (or waived, as applicable). Even if regulatory approval is obtained, it is possible conditions will be imposed that could result in a material delay in, or the abandonment of, the Merger or otherwise have an adverse effect on us.
If the Merger is not completed within the expected timeframe or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices reflect a market assumption that the Merger will be completed. In addition, some costs related to the Merger must be paid whether or not the Merger is completed, and we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed transaction, as well as the diversion of management and resources towards the Merger, for which we will have received little or no benefit if completion of the Merger does not occur. We may also experience negative reactions from our investors, clients, members, suppliers, and employees. In addition, if the Merger Agreement is terminated under certain specified circumstances, we will be required to pay Teladoc a termination fee of $562,810,000 (including in connection with our entry into an agreement with respect to a superior proposal, as defined in the Merger Agreement, if certain conditions are met).

The announcement and pendency of the Merger could adversely affect our business, results of operations, financial condition, and the market price of our common stock.
The announcement and pendency of the Merger could cause disruptions in and create uncertainty surrounding our business, which could have an adverse effect on our business, results of operations, financial condition, and the market price of our common stock. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the Merger: (i) the effect of restrictions placed on us and our subsidiaries’ ability to operate our businesses under the Merger Agreement, including our ability to pursue alternatives to the proposed transaction; (ii) the risk of disruption resulting from the proposed transaction, including the diversion of our management’s attention from ongoing business operations; (iii) the effect of the announcement of the proposed transaction on our ability to retain and hire employees; (iv) the effect of the announcement of the proposed transaction on our business relationships, operating results and businesses generally; (v) the occurrence of any event giving rise to the right of a party to terminate the Merger Agreement; and (vi) the effect of any legal proceedings that may be instituted against us related to the Merger.
The shares of Teladoc common stock to be received by our stockholders upon completion of the Merger will have different rights from shares of Teladoc common stock.
Upon completion of the Merger, our stockholders will no longer be stockholders of Livongo but will instead become stockholders of Teladoc. Livongo stockholders’ rights as stockholders will continue to be governed by Delaware law but the terms of the Teladoc certificate of incorporation and the Teladoc bylaws are in some respects materially different than the terms of our certificate of incorporation and our bylaws, which currently govern the rights of Livongo stockholders.
After the Merger, our stockholders will have a significantly lower ownership and voting interest in Teladoc than they currently have in Livongo and will exercise less influence over management.
Teladoc and Livongo estimate that, as of immediately following completion of the Merger, holders of Teladoc common stock as of immediately prior to the Merger will hold approximately 58%, and holders of Livongo common stock immediately prior to the Merger will hold approximately 42%, of the combined company. Consequently, former Livongo stockholders will have less influence over the management and policies of Teladoc than they currently have over the management and policies of Livongo.
After completion of the Merger, Teladoc may fail to realize the anticipated benefits and cost savings of the Merger, which could adversely affect the value of Teladoc common stock.
The success of the Merger will depend, in part, on Teladoc’s ability to realize the anticipated benefits and cost savings from combining the businesses of Teladoc and Livongo, including operational and other synergies that we believe the combined company will achieve. The anticipated benefits and cost savings of the Merger may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that we do not currently foresee. Some of the assumptions that we have made, such as the achievement of operating synergies, may not be realized. The integration process may, for us and Teladoc, result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies. There could be potential unknown liabilities and unforeseen expenses associated with the Merger that were not discovered in the course of performing due diligence. Additionally, the integration will require significant time and focus from management following the acquisition which may disrupt the business of the combined company.
Risks Related to Our Business and Industry
We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve or maintain profitability.
We have incurred net losses on an annual basis since our inception. We incurred net losses of $55.3 million and $33.4 million for the years ended December 31, 2019 and 2018, respectively, and $7.1 million and $27.3 million for the six months ended June 30, 2020 and 2019, respectively. We had an accumulated deficit of $171.3 million as of June 30, 2020. We expect our costs will increase substantially in the foreseeable future and our losses will continue as we expect to invest significant additional funds towards growing our business and as we continue to invest in increasing our client base, expanding our marketing channels and operations, hiring additional employees, and developing new solutions. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Further, we expect these efforts to be negatively impacted by the current COVID-19 pandemic and the resulting economic uncertainty. To date, we have financed our operations principally from the sale of our equity, revenue from sales of our solutions, and the incurrence of indebtedness, including our issuance in June 2020 of an aggregate of $550 million principal amount of our Notes. Our cash flow from operations was negative for the years ended December 31, 2019 and 2018, and the six months ended June 30, 2020 and 2019. We may not generate positive cash flow from operations or profitability in any given period, and our limited operating history may make it difficult for you to evaluate our current business and our future prospects.
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
Our relatively limited operating history makes it difficult to evaluate our current business and prospects and plan for our future growth. We began offering Livongo for Diabetes in 2014, with all of our growth occurring in recent years. We have encountered and will continue to encounter significant risks and uncertainties frequently experienced by new and growing companies in rapidly changing industries, such as determining appropriate investments of our limited resources, market adoption of our existing and future solutions, competition from other companies, acquiring and retaining clients, managing client deployments, overseeing member enrollment, hiring, integrating, training and retaining skilled personnel, developing new solutions, determining prices for our solutions, unforeseen expenses, and challenges in forecasting accuracy. Livongo for Diabetes historically has accounted for a substantial portion of our revenue, and we expect that to continue for the next several years. Although we now also offer Livongo for Hypertension, Livongo for Prediabetes and Weight Management, and Livongo for Behavioral Health by myStrength, these solutions are relatively new and our sales team has less experience marketing these solutions. Our sales efforts with respect to these solutions may not be as successful as our sales of Livongo for Diabetes. Any new products may not be accepted by our channel partners, resellers, payors, clients, or members. If we have difficulty launching new solutions, our reputation may be harmed and our business, financial condition and results of operations may be adversely affected. In order to substantially increase our revenue, we may need to target additional chronic conditions. The features, designs, and capabilities that distinguish our Livongo for Diabetes solution, as well as the relationships we have built with our current channel partners and resellers, may not be useful in helping solutions for other chronic conditions succeed in the marketplace. Even if we are able to successfully develop new solutions for additional chronic conditions, the market opportunity and market growth of solutions for other chronic conditions may not be as attractive as that of Livongo for Diabetes. If we are unable to increase enrollment in Livongo for Diabetes, or successfully develop and commercialize new solutions for other chronic conditions, our revenue and our ability to achieve and sustain profitability would be impaired. Additional risks include our ability to effectively manage growth and process, store, protect and use personal data in compliance with governmental regulation, contractual obligations and other legal obligations related to privacy and security. If our assumptions regarding these and other similar risks and uncertainties, which we use to plan our business, are incorrect or change as we gain more experience operating our business or due to changes in our industry, or if we do not address these challenges successfully, our business, financial condition and results of operations could differ materially from our expectations and our business could suffer.
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
Our current business strategy is highly dependent on our solutions achieving and maintaining market acceptance. Market acceptance and adoption of our solutions depend on educating people with chronic conditions, as well as self-insured employers, payors, health plans and government entities, as to the distinct features, ease-of-use, positive lifestyle impact, cost savings, and other perceived benefits of our solutions as compared to competitive solutions. If we are not successful in demonstrating to existing and potential clients the benefits of our solutions, or if we are not able to achieve the support of employers, healthcare providers and insurance carriers for our solutions, our sales may decline or we may fail to increase our sales in line with our forecasts.
Achieving and maintaining market acceptance of our solutions could be negatively impacted by many factors, including:
•the failure of Applied Health Signals to achieve wide acceptance among people with chronic conditions, self-insured employers, payors, health plans, government entities, and key opinion leaders in the treatment community;
•lack of additional evidence or peer-reviewed publication of clinical evidence supporting the safety, ease-of-use, cost-savings or other perceived benefits of our solutions over competitive products or other currently available methodologies;
•perceived risks associated with the use of our solutions or similar products or technologies generally;
•the introduction of competitive solutions and the rate of acceptance of those solutions as compared to our solution; and
•results of clinical and financial studies relating to chronic condition solutions or similar competitive solutions.
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
The market for our solutions is new and rapidly evolving, and it is uncertain whether it will achieve and sustain high levels of demand and market adoption. Our future financial performance will depend in part on growth in this market and on our ability to adapt to emerging demands of our clients. It is difficult to predict the future growth rate and size of our target market. Negative publicity concerning our platform, our solutions, Applied Health Signals, or our market as a whole could limit market acceptance of our solutions. If our clients or members do not perceive the benefits of our solutions, or if our solutions do not drive member enrollment, then our market may not develop at all, or it may develop more slowly than we expect. Our success will depend to a substantial extent on the willingness of healthcare organizations to increase their use of our technology and our ability to demonstrate the value of our technology to our existing clients and potential clients. If healthcare organizations do not recognize or acknowledge the benefits of our solutions or if we are unable to reduce healthcare costs or drive positive health outcomes, then the market for our solutions might not develop at all, or it might develop more slowly than we expect. Similarly, negative publicity regarding patient confidentiality and privacy in the context of technology-enabled healthcare or concerns experienced by our competitors could limit market acceptance of our solutions.
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
While our market is in an early stage of development, it is evolving rapidly and becoming increasingly competitive, and we expect it to attract increased competition. We currently face competition from a range of companies, including Virta Health Corp., Omada Health, Inc., Glooko, Inc., Hello Heart Inc., Lyra Health, Inc., Onduo LLC, and Ginger.io, Inc. Our competitors include both enterprise companies who are focused on or may enter the healthcare industry, including initiatives and partnerships launched by these large companies, and from private companies that offer point solutions for a single chronic condition. These companies, which may offer their solutions at lower prices, are continuing to develop additional products and becoming more sophisticated and effective. In addition, large, well-financed healthcare providers and insurance carriers have in some cases developed their own platform or tools and may provide these solutions to their clients at discounted prices. Competition from specialized software providers or device manufacturers, which may facilitate the collection of data but offer limited interpretation, feedback or guidance, and other parties will result in continued pricing pressures, which are likely to lead to price declines in certain product segments, which could negatively impact our sales, profitability and market share. Our ability to compete effectively depends on our ability to distinguish our company and our solution from our competitors and their products, and includes factors such as:
•long-term outcomes;
•ease of use and convenience;
•price;
•greater name and brand recognition;
•longer operating histories;
•greater market penetration;
•larger and more established client and channel partner relationships;
•larger sales forces and more established products and networks;
•larger marketing budgets;
•access to significantly greater financial, human, technical and other resources;
•breadth, depth, and efficacy of offerings;
•quality and reliability of solutions; and
•employer, healthcare provider, government agency and insurance carrier acceptance.
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
Under most of our client contracts, we base our fees on the number of individuals enrolled in the solutions subscribed to by our clients. Many factors may lead to a decrease in the number of individuals covered by our clients and the number of solutions subscribed to by our clients, including, but not limited to, the following:

•natural attrition of employees of our clients;
•the impact of the COVID-19 pandemic or any economic downturn on our clients' workforces;
•continued acceptance of our solutions by employees for existing and new chronic conditions;
•the timing of development and release of new solutions;
•features and functionality that are lower cost alternatives introduced by us or our competitors;
•technological changes and developments within the markets we serve; and
•changes in the prevalence of type of chronic conditions.
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
Our operating results have in the past and could in the future vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance, our projections or the expectations of securities analysts because of a variety of factors, many of which are outside of our control and, as a result, should not be relied upon as an indicator of future performance. As a result, we may not be able to accurately forecast our operating results and growth rate. Any of these events could cause the market price of our common stock to fluctuate. Factors that may contribute to the variability of our operating results include:
•our ability to attract new channel partners, resellers and clients and enroll new members, and retain existing clients and members;
•the enrollment cycles and employee benefit practices of our clients;
•changes in our sales and implementation cycles, especially in the case of our large clients;
•new solution introductions and expansions, or challenges with introduction;
•changes in our pricing or fee policies or those of our competitors;
•the timing and success of new solution introductions by us or our competitors or any other change in the competitive landscape of our industry, including consolidation among our competitors;
•increases in operating expenses that we may incur to grow and expand our operations and to remain competitive;
•our ability to successfully expand our business, whether domestically or internationally;
•breaches of security or privacy;
•changes in stock-based compensation expenses;
•the amount and timing of operating costs and capital expenditures related to the expansion of our business;
•adverse litigation judgments, settlements or other litigation-related costs;

•changes in the legislative or regulatory environment, including with respect to privacy or data protection, or enforcement by government regulators, including fines, orders or consent decrees;
•the cost and potential outcomes of ongoing or future regulatory investigations or examinations, or of ongoing or future litigation;
•changes in our effective tax rate;
•announcements by competitors or other third parties of significant new products or acquisitions or entrance into certain markets;
•changes in the structure of healthcare payment systems;
•our ability to make accurate accounting estimates and appropriately recognize revenue for our solution for which there are no relevant comparable products;
•changes in accounting standards, policies, guidance, interpretations or principles;
•travel restrictions, shelter-in-place orders and other social distancing measures implemented to combat the COVID-19 pandemic, and their impact on economic, industry and market conditions, customer spending budgets and our ability to conduct business;
•instability or volatility in the global financial markets;
•general economic conditions, both domestic and international;
•political, economic and social instability, including terrorist activities and health epidemics (including the COVID-19 pandemic), and any disruption these events may cause to the global economy; and
•changes in business or macroeconomic conditions.
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
In the past, we have acquired a number of companies, including Diabeto Inc., Retrofit Inc., and myStrength, Inc. and we may in the future make acquisitions to add employees, complementary companies, products, solutions, technologies, or revenue. These transactions could be material to our business, financial condition and results of operations. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to complete acquisitions on favorable terms, if at all. The process of integrating an acquired company, business or technology has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks include:
•loss of key employees of the acquired company and other challenges associated with integrating new employees into our culture, as well as reputational harm if integration is not successful;
•diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•implementation or remediation of controls, procedures, and policies at the acquired company;
•difficulties in integrating and managing the combined operations, technologies, technology platforms and products of the acquired companies and realizing the anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical or financial problems;

•integration of the acquired company’s accounting, human resource and other administrative systems, and coordination of product, engineering and sales and marketing function;
•assumption of contractual obligations that contain terms that are not beneficial to us, require us to license or waive intellectual property rights, or increase our risk for liabilities;
•failure to successfully further develop the acquired technology or realize our intended business strategy;
•our dependence on unfamiliar affiliates and partners of acquired businesses;
•uncertainty of entry into markets in which we have limited or no prior experience or in which competitors have stronger market positions;
•unanticipated costs associated with pursuing acquisitions;
•failure to find commercial success with the products or services of the acquired company;
•difficulty of transitioning the acquired technology onto our existing platforms and maintaining the security standards for such technology consistent with our other solutions;
•failure to successfully onboard clients or maintain brand quality of acquired companies;
•responsibility for the liabilities of acquired businesses, including those that were not disclosed to us or exceed our estimates, as well as, without limitation, liabilities arising out of their failure to maintain effective data protection and privacy controls and comply with applicable regulations;
•inability to maintain our internal standards, controls, procedures, and policies;
•failure to generate the expected financial results related to an acquisition on a timely manner or at all;
•difficulties in complying with antitrust and other government regulations;
•challenges in integrating and auditing the financial statements of acquired companies that have not historically prepared financial statements in accordance with generally accepted accounting principles, or GAAP;
•potential accounting charges to the extent intangibles recorded in connection with an acquisition, such as goodwill, trademarks, client relationships or intellectual property, are later determined to be impaired and written down in value; and
•failure to accurately forecast the impact of an acquisition transaction.
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
The timing of our sales and related revenue recognition is difficult to predict because of the length and unpredictability of our sales cycle, particularly with respect to large organizations and government entities. The sales cycle for our solution from initial contact with a potential client to enrollment launch varies widely by client, ranging from less than one month to over a year. For new clients who signed in 2019, the sales cycle averaged less than six months in length. The COVID-19 pandemic has not had a material impact on the length of our sales cycle to date, but we expect that the economic uncertainty arising from the COVID-19 pandemic may delay or lengthen some of our clients' sales cycles. Some of our clients, especially in the case of our large clients and government entities, undertake a significant and prolonged evaluation process, including to determine whether our solutions meet their unique healthcare needs, which frequently involves evaluation of not only our solution but also an evaluation of other available solutions, which has in the past resulted in extended sales cycles. Our sales efforts involve educating our clients about the ease of use, technical capabilities and potential benefits of our solution. Once a client enters into an agreement with us, we then explain the benefits of our solutions again to eligible employees to encourage them to sign up as a member. During the sales cycle, we expend significant time and money on sales and marketing activities, which lowers our operating margins, particularly if no sale occurs. For example, there may be unexpected delays in a client’s internal procurement processes, particularly for some of our larger clients and government entities for which our products represent a very small percentage of their total procurement activity. There are many other factors specific to clients that contribute to the timing of their purchases and the variability of our revenue recognition, including the strategic importance of a particular project to a client, budgetary constraints, funding authorization, and changes in their personnel. In addition, the significance and timing of our product enhancements, and the introduction of new products by our competitors, may also affect our clients’ purchases. Even if a client decides to purchase our solutions, there are many factors affecting the timing of our recognition of revenue, which makes our revenue difficult to forecast. For example, once a client enters into an agreement with us, we work with them to identify the eligible population and then launch an enrollment process. Time from signing to launch typically takes an average of approximately three months. We do not receive any payment from our clients until members enroll and begin using our solution, which could be months following signing a subscription agreement for our solution. For all of these reasons, it is difficult to predict whether a sale will be completed, the particular period in which a sale will be completed or the period in which revenue from a sale will be recognized.
It is possible that in the future we may experience even longer sales cycles, more complex client needs, higher upfront sales costs and less predictability in completing some of our sales as we continue to expand our direct sales force, expand into new territories and market additional solutions and services. In addition, our sales process may become more lengthy and difficult as a result of the travel restrictions and business interruptions caused by the COVID-19 pandemic. If our sales cycle lengthens or our substantial upfront sales and implementation investments do not result in sufficient sales to justify our investments, our revenue could be lower than expected and it could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to attract new clients and expand member enrollment with existing clients, our revenue growth could be slower than we expect, and our business may be adversely affected.
We generate, and expect to continue to generate, revenue from the enrollment in our solutions. As a result, widespread acceptance and use of solutions for chronic conditions in general, and our platform in particular, is critical to our future growth and success. If the market fails to grow or grows more slowly than we currently anticipate, demand for our solutions could be negatively affected.
Our ability to achieve significant growth in revenue in the future will depend, in large part, upon our ability to attract new clients. If we fail to attract new clients and fail to maintain and expand new client relationships, our revenue may grow more slowly than we expect, may not grow at all or may decline and our business may be adversely affected. Once we enter into an agreement with a client, our revenue will depend on the number of employees we successfully enroll as members. Demand for solutions for chronic conditions in general, and our solution in particular, is affected by a number of factors, many of which are beyond our control. Some of these potential factors include:
•awareness of Applied Health Signals and the adoption of technology in healthcare generally;
•availability of products and services that compete with ours;
•ease of adoption and use;
•features and platform experience;
•performance;
•brand;
•security and privacy;
•pricing; and
•general economic conditions, including worldwide economic conditions attributable to the COVID-19 pandemic.
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
Client renewals may decline or fluctuate as a result of a number of factors, including the breadth of early deployment of our solution, meaningful reductions in our clients’ spending levels, changes in clients’ business models and use cases, our clients’ satisfaction or dissatisfaction with our solution, our pricing or pricing structure, the pricing or capabilities of products or services offered by our competitors, or the effects of economic conditions. Any prolonged shutdown of a significant portion of global economic activity or a downturn in the global or domestic economy, including as a result of COVID-19, would adversely affect the industries in which our clients operate, which could adversely affect our clients' willingness or ability to renew their subscription agreements. If our clients do not renew their agreements with us, or renew on terms less favorable to us, our revenue may decline.
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
Any failure to offer high-quality implementation, member enrollment, or ongoing support may adversely affect our relationships with our clients, or existing or prospective members, and in turn our business, financial condition and results of operations.
Though we assist with targeted marketing campaigns, we do not control our clients’ enrollment schedules. As a result, if our clients do not allocate the internal resources necessary for a successful enrollment for their employees, or the enrollment launch date is delayed, we could incur significant costs, our enrollment rate may decline, clients could become dissatisfied and decide not to increase utilization of our solution or not to implement our solution beyond an initial period prior to their term commitment. In addition, competitors with more efficient operating models and/or lower implementation costs could jeopardize our client relationships.
In implementing and using our solutions, our members also depend on our member support to resolve issues in a timely manner. We may be unable to respond quickly enough to accommodate short-term increases in demand for member support. We also may be unable to modify the nature, scope and delivery of our services or member support to compete with changes in solutions provided by our competitors. Increased member demand for support could increase costs and adversely affect our results of operations and financial condition. Our sales are highly dependent on our reputation and on positive recommendations from our existing members, clients, channel partners and resellers. Any failure to maintain high-quality member support, or a market perception that we do not maintain high-quality member support, could adversely affect our reputation, our ability to sell our solutions, and in turn our business, results of operations, and financial condition.
If we fail to effectively manage our growth, we may be unable to execute our business plan, adequately address competitive challenges or maintain our corporate culture, and our business, financial condition and results of operations could be harmed.
Since launching our first product in 2014, we have experienced rapid growth and we continue to rapidly and significantly expand our operations. For example, our full-time employee headcount has grown from 164 employees as of December 31, 2017 to 785 employees as of June 30, 2020. This expansion increases the complexity of our business and places significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results.
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
Expanding our business to attract clients and members in countries other than the United States is an element of our long-term business strategy. An important part of targeting international markets is increasing our brand awareness and establishing relationships with partners internationally. Doing business internationally involves a number of risks, including:
•multiple, conflicting and changing laws and regulations such as tax laws, privacy and data protection laws and regulations, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

•obtaining regulatory approvals or clearances where required for the sale of our solution, devices and services in various countries;
•requirements to maintain data and the processing of that data on servers located within the United States or in such countries;
•protecting and enforcing our intellectual property rights;
•complexities associated with managing multiple payor reimbursement regimes, government payors;
•logistics and regulations associated with shipping our blood glucose meter, connected blood pressure monitor and cuff, and connected weight-scale;
•competition from companies with significant market share in our market and with a better understanding of user preferences;
•financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the effect of local and regional financial pressures on demand and payment for our products and services and exposure to foreign currency exchange rate fluctuations;
•natural disasters, political and economic instability, including wars, terrorism, political unrest, outbreak of disease (including the COVID-19 pandemic), boycotts, curtailment of trade, and other market restrictions; and
•regulatory and compliance risks that relate to maintaining accurate information and control over activities subject to regulation under the U.S. Foreign Corrupt Practices Act, or the FCPA, and comparable laws and regulations in other countries.
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
In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. The COVID-19 pandemic is adversely affecting economies and financial markets globally, which has resulted in an economic downturn. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for our clients and us to accurately forecast and plan future business activities, and could cause our clients to slow spending on our solutions, which could delay and lengthen sales cycles. Furthermore, during uncertain economic times our clients may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to further increase our allowance for doubtful accounts and other reserves, and our business, financial condition and results of operations could be materially negatively impacted. The COVID-19 pandemic and any quarantines, interruptions in travel and business disruptions with respect to us, our clients, resellers or partners will likely have effects similar to those described above.
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

We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery generally, or any industry in particular. If the conditions in the general economy and the markets in which we or our clients operate worsen from present levels, our business, financial condition and results of operations could be materially adversely affected.
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
Depending on a limited number of suppliers, or on a sole supplier, exposes us to risks, including limited control over pricing, availability, quality and delivery schedules. Moreover, due to the limited amount of our sales to date, we do not have long-standing relationships with our manufacturers and may not be able to convince suppliers to continue to make components available to us unless there is demand for such components from their other clients. As a result, there is a risk that certain components could be discontinued and no longer available to us. If any one or more of our suppliers cease to provide us with sufficient quantities of components in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our solutions, our quality control standards and regulatory requirements, we cannot quickly engage additional or replacement suppliers for some of our critical components. Failure of any of our suppliers to deliver products at the level our business requires would limit our ability to meet our sales commitments, which could harm our reputation and could have a material adverse effect on our business. We may also have difficulty qualifying new suppliers and obtaining similar components from other suppliers that are acceptable to the U.S. Food and Drug Administration, or the FDA, or other regulatory agencies, and the failure of our suppliers to comply with strictly enforced regulatory and quality requirements could expose us to regulatory action including warning letters, product recalls, termination of distribution, product seizures or civil penalties. It could also require us to cease using the components, seek alternative components or technologies and modify our solution to incorporate alternative components or technologies, which could result in a requirement to seek additional regulatory approvals or clearances for alternative components used in our medical devices. Any disruption of this nature or increased expenses could harm our commercialization efforts and adversely affect our business, financial condition and results of operations.
Our business, financial condition and results of operations may be adversely affected by the COVID-19 pandemic or other similar epidemics or adverse public health developments.
The COVID-19 pandemic has caused many governments to implement quarantines, shelter-in-place orders and significant restrictions on travel, and to avoid crowds. This has led to many businesses shutting down or limiting operations as well as significant uncertainty in financial markets. The economic downturn and other adverse impacts resulting from COVID-19 or other similar epidemics or adverse public health developments may negatively impact our ability to attract new clients and may increase the likelihood of clients not renewing their contracts with us or being unable to pay us in accordance with the terms of their agreements. In addition, the operations of several of our third-party suppliers and logistics partners have been negatively impacted by the COVID-19 pandemic. As a result of COVID-19 or other similar epidemics or adverse public health developments, particularly in Asia, our operations, and those of our suppliers, have experienced, and may in the future continue to experience, delays or disruptions, such as difficulty obtaining components and temporary suspension of operations. Our existing inventory levels may not be sufficient, and our business, financial condition and results of operations could be materially and adversely affected, in the event that the slowdown or suspension carries on for a long period of time. We have taken measures to increase our inventory levels and diversify our supply chain in order to protect against potential impacts of the COVID-19 pandemic; however, these efforts may result in increased expenses and may not ultimately be successful. As a result of the current or future epidemics, we may also be impacted by shutdowns, employee impacts from illness and other community response measures meant to prevent spread of the virus, all of which could negatively impact our business, financial condition and results of operations. Further, if we are regularly unable to meet our obligations to deliver our devices or other supplies, our partners, resellers, or clients may decide to terminate their contracts or we may be subject to other contractual penalties, and our members could be adversely affected. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain.
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
In the ordinary course of our business, we collect, store, use and disclose sensitive data, including personal health information, or PHI, and other types of personal data or personally identifiable information, or PII. We also process and store, and use additional third parties to process and store, sensitive information including intellectual property and other proprietary business information, including that of our members and partners. Our member information is encrypted but not always de-identified. We manage and maintain our solution and data utilizing a combination of on-site systems, managed data center systems and cloud-based computing center systems.
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
We and certain of our third-party suppliers are required to comply with the FDA’s Quality System Regulation, or QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of medical devices that we distribute as part of our solution. The FDA audits compliance with the QSR through periodic announced and unannounced inspections of manufacturing and other facilities. The FDA may impose inspections or audits at any time. We have been inspected by the FDA in the past, all of which resulted in no observations received from the FDA or to which the FDA confirmed our responses were adequate and no further action would be taken by the FDA. If we or our suppliers have significant non-compliance issues or if any corrective action plan that we or our suppliers propose in response to observed deficiencies is not sufficient, the FDA could take enforcement action against us and our third-party suppliers. Any of the foregoing actions could have a material adverse effect on our business, financial condition and results of operations.

Our medical device operations are subject to FDA regulatory requirements.
We are regulated by the FDA as a medical device manufacturer, and the medical devices that we distribute as part of our solution are subject to extensive regulation by the FDA. Government regulations specific to medical devices are wide ranging and govern, among other things:
•product design, development and manufacture;
•laboratory, preclinical and clinical testing, labeling, packaging, storage, and distribution;
•premarketing clearance or approval;
•record keeping;
•product marketing, promotion and advertising, sales and distribution; and
•post-marketing surveillance, including reporting of deaths, serious injuries and product malfunctions, recalls, corrections and removals.
Before a new medical device or a new intended use for a device in commercial distribution, can be marketed in the United States, a company must first submit and receive either 510(k) clearance pursuant to section 510(k) of the Food, Drug, and Cosmetic Act, or FDCA, or approval of a premarket approval, or PMA, application from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, in order to clear the proposed device for marketing. To be substantially equivalent, the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support substantial equivalence. Failure to demonstrate substantial equivalence to a predicate device to the FDA’s satisfaction will require the submission and approval by the FDA of a PMA application. The FDA’s 510(k) clearance process usually takes from three to 12 months, but may last longer. The process for obtaining a PMA approval takes from one to three years, or even longer, from the time the PMA is submitted to the FDA until an approval is obtained. Any delay or failure to obtain necessary regulatory approvals or clearances would have a material adverse effect on our business, financial condition and results of operations. We have obtained 510(k) clearance to distribute our glucose testing meter and test strips that we offer as part of our solution, and all other Livongo devices have the appropriate regulatory approvals and clearances.
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
The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:
•adverse publicity, warning letters, fines, injunctions, consent decrees, and civil penalties;
•repair, replacement, refunds, recall, or seizure of our products;
•operating restrictions, partial suspension or total shutdown of production;
•product detention or import refusal;
•denial of our requests for premarket approval of new solutions or services, new intended uses or modifications to existing solutions or services;
•withdrawal of premarket approvals that have already been granted; and
•criminal prosecution.
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
Our solutions, as well as our business activities, are subject to a complex set of regulations and rigorous enforcement, including by the FDA, U.S. Department of Justice, the U.S. Department of Health and Human Services, or HHS, Office of the Inspector General and Office of Civil Rights, and numerous other federal and state governmental authorities.
Our employees, consultants and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements. Federal and state healthcare laws and regulations that may affect our ability to conduct business include, without limitation:
•the federal Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the Centers for Medicare & Medicaid Services, or CMS, programs;
•the federal civil false claims and civil monetary penalties laws, including, without limitation, the federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government;
•federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•the federal Physician Payment Sunshine Act, or Open Payments, created under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or Affordable Care Act, and its implementing regulations, which requires manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to payments or other transfers of value made to licensed physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, which impose certain requirements relating to the privacy, security and transmission of protected health information on certain healthcare providers, health plans and healthcare clearinghouses, and their business associates that access or otherwise process individually identifiable health information on their behalf; HIPAA also created criminal liability for knowingly and willfully falsifying or concealing a material fact or making a materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
•medical device regulations pursuant to the FDCA, which require, among other things, pre-market clearances, approved labelling, medical device adverse event reporting, and on-going post-market monitoring and quality assurance;
•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and are in addition to requirements under HIPAA, thus complicating compliance efforts; and
•state laws governing the corporate practice of medicine and other healthcare professions and related fee-splitting laws.
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
Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, and other processing of PHI and PII. These laws and regulations include HIPAA. HIPAA establishes a set of national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. We are a business associate under HIPAA and we execute business associate agreements with our clients.
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

There is also uncertainty regarding whether, when, and what other health reform initiatives will be adopted and the impact of such efforts on our business, as well as on the businesses of our channel partners, pharmacy benefit managers, or PBMs, and resellers. In particular, the outcome of the 2020 federal election and its potential impact on health reform efforts is unknown. Some members of Congress have proposed measures that would expand government-sponsored coverage, including single-payer proposals (often referred to as “Medicare for All”), and some states are considering similar measures. The implications of such proposals may be unexpected, and such measures, if implemented, could alter the landscape of our industry in ways that adversely affect our business.
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
Indemnity provisions in various agreements potentially expose us to liability for intellectual property infringement and for breaches of our business associate agreements.
Our agreements with clients and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, breaches of our business associate agreements or other liabilities relating to or arising from, in each case, our solution or other contractual obligations. Typically, our agreements’ indemnification obligations provide for uncapped liability for which we would be responsible, and many of our indemnity provisions survive termination or expiration of the applicable agreement. Large indemnity payments could harm our business, financial condition and results of operations. Whether we have an indemnification provision or not, if disputes arise over our agreements with our channel partners, clients or other third parties, and contractual terms are interpreted adversely to us, we could be subject to liabilities, including fines, remediation, or other penalties. Any dispute with a client with respect to such obligations could have adverse effects on our relationship with that client, other existing clients and new clients and harm our business, financial condition and results of operations.
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
Our success depends on companies in the healthcare industry shifting to subscription business models and choosing to consume products and services through such models. Many companies may be unwilling or unable to offer their solutions using a subscription business model, especially if they do not believe that the consumers of their products and services would be receptive to such offerings. The adoption of subscription health management tools is still relatively new, and enterprises may not choose to shift their business model or, if they do, they may decide that they do not need a healthcare solution that offers the range of services that we offer. Accordingly, it is difficult to predict adoption rates and demand for our solutions, the future growth rate and size of our market, or the entry of competitive solutions. Factors that may affect market acceptance of our solution include:
•the number of companies shifting to subscription business models;
•the number of consumers and businesses adopting new, flexible ways to consume products and services;
•the security capabilities, reliability and availability of cloud-based services;

•client or member concerns with entrusting a third party to store and manage their data, especially health-related, confidential, or sensitive data;
•our ability to minimize the time and resources required to launch our solution;
•our ability to maintain high levels of member satisfaction;
•our ability to deliver upgrades and other changes to our solution without disruption to our clients or members;
•the level of customization or configuration we offer; and
•the price, performance, and availability of competing products and services.
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
We may be required to delay recognition of revenue for a significant period of time if we enter into an agreement containing contract terms that include:
•the transaction involves both current products and products that are under development; or
•the client requires significant modifications, configurations, or complex interfaces that could delay delivery or acceptance of our solution.
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
We have been and may be in the future subject to legal proceedings and litigation, including intellectual property and privacy disputes, which are costly to defend and could materially harm our business, financial condition and results of operations.
We have been and may be in the future party to lawsuits and legal proceedings in the normal course of business. These matters are often expensive and disruptive to normal business operations. We may face allegations, lawsuits and regulatory inquiries, audits and investigations regarding data privacy, security, labor and employment, consumer protection and intellectual property infringement, including claims related to privacy, patents, publicity, trademarks, copyrights and other rights. A portion of the technologies we use incorporates open source software, and we may face claims claiming ownership of open source software or patents related to that software, rights to our intellectual property or breach of open source license terms, including a demand to release material portions of our source code or otherwise seeking to enforce the terms of the applicable open source license. We may also face allegations or litigation related to our acquisitions, securities issuances or business practices, including public disclosures about our business. Litigation and regulatory proceedings, and particularly the patent infringement and class action matters we could face, may be protracted and expensive, and the results are difficult to predict. Certain of these matters may include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our solution or require us to stop offering certain features, all of which could negatively impact our enrollment rate and revenue growth. We may also become subject to periodic audits, which would likely increase our regulatory compliance costs and may require us to change our business practices, which could negatively impact our revenue growth. Managing legal proceedings, litigation and audits, even if we achieve favorable outcomes, is time-consuming and diverts management’s attention from our business.
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
We currently host our platform, serve our clients and support our operations in the United States primarily from third-party data and call centers and using Amazon Web Services, or AWS, a provider of cloud infrastructure services. We do not have control over the operations of the facilities of our data and call center providers or AWS. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures, public health emergencies, such as the COVID-19 pandemic, and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our solution. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. Our solutions’ continuing and uninterrupted performance is critical to our success. Because our solutions and services are used by our members to manage chronic conditions, it is critical that our solutions be accessible without interruption or degradation of performance. Members may become dissatisfied by any system failure that interrupts our ability to provide our solutions to them. Outages could lead to the triggering of our service level agreements and the issuance of credits to our clients, in which case, we may not be fully indemnified for such losses pursuant to our agreement with AWS. We may not be able to easily switch our AWS operations to another cloud provider if there are disruptions or interference with our use of AWS. Sustained or repeated system failures would reduce the attractiveness of our solution to clients and members and result in contract terminations, thereby reducing revenue. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our solution. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service.
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
Our ability to deliver our internet-based services depends on the development and maintenance of the infrastructure of the internet by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, bandwidth capacity and security. Our services are designed to operate without interruption. However, we may experience future interruptions and delays in services and availability from time to time. In the event of a catastrophic event with respect to one or more of our systems, we may experience an extended period of system unavailability, which could negatively impact our relationship with clients and members. To operate without interruption, both we and our service providers must guard against:
•damage from fire, power loss, natural disasters and other force majeure events outside our control;
•communications failures;
•software and hardware errors, failures, and crashes;
•security breaches, computer viruses, hacking, denial-of-service attacks, and similar disruptive problems; and

•other potential interruptions.
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
We incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our business, financial condition and results of operations.
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
Our common stock may be less attractive to investors for so long as we are an emerging growth company, however, we expect to cease being an emerging growth company on or before December 31, 2020 and, as a result, will incur additional costs and experience increased demands placed upon on our management.
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and for so long as we continue to qualify as such, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not emerging growth companies, including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act,

reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, being required to provide fewer years of audited financial statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may choose to take advantage of some but not all of these reduced reporting burdens. Accordingly, the information we provide to our stockholders may be different than the information you receive from other public companies in which you hold stock. In addition, the JOBS Act also provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected to take advantage of this extended transition period under the JOBS Act. As a result, our operating results and financial statements may not be comparable to the operating results and financial statements of other companies who have adopted the new or revised accounting standards. It is possible that some investors will find our common stock less attractive as a result, which may result in a less active trading market for our common stock and higher volatility in our stock price.
We will cease to be an emerging growth company upon the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (ii) the date we qualify as a large accelerated filer, with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have, in any three-year period, issued more than $1.0 billion in non-convertible debt securities; and (iv) December 31, 2024 (the last day of the fiscal year following the fifth anniversary of our IPO). On the last business day of our second quarter in 2020, the aggregate market value of our shares held by non-affiliate stockholders exceeded $700 million. As a result, as of December 31, 2020, we will be considered a large accelerated filer as defined in Rule 12b-2 under the Exchange Act, and we will cease to be an emerging growth company as defined in the JOBS Act. We expect to incur significant costs as a result of complying with additional compliance and reporting requirements, and our management and other personnel will need to devote a substantial amount of time to ensure that we comply with additional reporting requirements. Such initiatives and requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all.
Servicing our debt may require a significant amount of cash, and we may not have sufficient cash flow from our business or the ability to raise funds to pay our substantial debt.
On June 4, 2020, we issued $550 million in aggregate principal amount of our Notes. We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Such payments will reduce the funds available to us for working capital, capital expenditures, and other corporate purposes and limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans, and other investments, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry, and prevent us from taking advantage of business opportunities as they arise. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. If we are unable to engage in any of these activities or engage in these activities on desirable terms, it could result in a default on our debt obligations, which would adversely affect our financial condition.
We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all, may cause dilution to our stockholders, or adversely affect our ability to operate our business.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new products, services or enhance our existing products or services, enhance our operating infrastructure and acquire complementary businesses and technologies. In order to achieve these objectives, we may make future commitments of capital resources. Accordingly, subject to the limitations in the terms of our existing or future indebtedness, we may incur additional indebtedness, secure existing or future indebtedness, refinance our indebtedness, or engage in additional equity financings. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters. However, subject to limited exceptions, our loan and security agreement with Silicon Valley Bank, or SVB, prohibits us from incurring indebtedness without the prior written consent of SVB. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
Our debt agreements contain certain restrictions that may limit our ability to operate our business.
The terms of our existing loan and security agreement and the related collateral documents with SVB contain, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability, and the ability of our subsidiaries, to take actions that may be in our best interests, including, among others, disposing of assets, entering into change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on our assets, declaring and paying dividends, and agreeing to do any of the foregoing. Additionally, the Indenture governing the Notes contains certain restrictions on our ability to take certain actions that may be in our best interests, including, among others, entering into change of control transactions, mergers or acquisitions. Our loan and security agreement requires us to satisfy a minimum adjusted quick ratio financial covenant, which is the ratio of our unrestricted cash and net billed accounts receivable to our current liabilities, plus the outstanding amount of revolving loans, minus the current portion of our deferred revenue. Our ability to meet financial covenants can be affected by events beyond our control, and we may not be able to continue to meet this covenant. A breach of any of these covenants or the occurrence of other events (including a material adverse effect) specified in the loan and security agreement and/or the related collateral documents could result in an event of default under the loan and security agreement. Upon the occurrence of an event of default, SVB could elect to declare all amounts outstanding, if any, under the loan and security agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, SVB could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our respective assets (other than intellectual property) as collateral under the loan documents. If SVB accelerates the repayment of borrowings, if any, we may not have sufficient funds to repay our existing debt. We have not drawn down any amounts under this loan and security agreement and could terminate the facility upon payment of a fee.
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
Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an emerging growth company as defined in the JOBS Act. As discussed above, we expect to become a large accelerated filer and therefore lose emerging growth company status on or before December 31, 2020. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business, financial condition and results of operations and could cause a decline in the price of our common stock.
We have spent, and may in the future spend, substantial funds in connection with the tax liabilities that arise upon the settlement of RSUs and the manner in which we fund these expenditures may have an adverse effect on our financial condition or dilution to our stockholders.
We have spent, and may in the future spend, substantial funds to satisfy certain income tax withholding and remittance obligations when we settle outstanding RSUs in the ordinary course of business. When the RSUs vest, we deliver one share of common stock for each vested RSU on the settlement date, and using net settlement, upon vesting we have withheld shares and remitted income taxes on behalf of the holders at the applicable minimum statutory rates. The amount of these obligations varies depending on the price of shares of our common stock, and these amounts could have a negative impact on our cash flow and ability to use funds for operational purposes. In addition, we have recently implemented “sell-to-cover” to satisfy such tax withholding obligations, in which shares with a market value equivalent to the tax withholding obligation will be sold on behalf of the holder of the RSUs upon vesting and the cash proceeds from such sales will be remitted by us to the taxing authorities. Such sales will not result in the expenditure of additional cash by us to satisfy the tax withholding obligations for RSUs, but will cause dilution to our stockholders.
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
The preparation of financial statements in conformity with GAAP and our key metrics require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes and amounts reported in our key metrics. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, allowance for doubtful accounts, the period of benefit for deferred commissions, the period of benefit for deferred device costs, estimated costs for capitalized internal-use software, assessment of the useful life and recoverability of long-lived assets, fair values of stock-based awards, warrants, contingent consideration in business combinations, the incremental borrowing rate ("IBR") applied in lease accounting, income taxes, and fair value of our Notes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted and signed into law. The CARES Act includes a number of income tax changes, including, but not limited to, (i) permitting NOL carrybacks to offset 100% of taxable income for taxable years beginning before 2021, (ii) accelerating AMT tax refunds, (iii) temporarily increasing the allowable business interest deduction from 30% to 50% of adjusted taxable income, and (iv) providing a technical correction for depreciation as relates to qualified improvement property. We have preliminarily evaluated the impact of the CARES Act and do not expect the CARES Act will result in a material impact.

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
Our enterprise resource planning, or ERP, system, including our systems for tracking revenue recognition, is critical to our ability to accurately maintain books and records and to prepare our financial statements. Data integrity problems or other issues may be discovered which, if not corrected, could impact our business, financial condition and results of operations. In addition, we may experience periodic or prolonged disruption of our financial functions arising out of our use of such system, other periodic upgrades or updates, or other external factors that are outside of our control. From time to time we implement additional software systems, and we may also in the future transition to a new ERP system, which may be disruptive to our business if they do not work as planned or if we experience issues relating to their implementation. Such disruptions could impact our ability to timely or accurately make payments to our suppliers and employees, and could also inhibit our ability to invoice and collect from our users. If we encounter unforeseen problems with our ERP system or other related systems and infrastructure, our business, financial condition and results of operations could be adversely affected.

Our business could be disrupted by catastrophic events and man-made problems, such as power disruptions, data security breaches, terrorism and health epidemics.
Our systems are vulnerable to damage or interruption from the occurrence of any catastrophic event, including earthquake, fire, flood, tsunami, or other weather event, power loss, telecommunications failure, software or hardware malfunction, cyber-attack, war, health epidemic (including the COVID-19 pandemic), terrorist attack, or incident of mass violence, which could result in lengthy interruptions in access to our platform. In particular, certain of the facilities we lease to house our computer and telecommunications equipment are located in the San Francisco Bay Area, a region known for seismic activity, and our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. In addition, acts of terrorism, including malicious internet-based activity, could cause disruptions to the internet or the economy as a whole. Even with our disaster recovery arrangements, access to our platform could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver our platform and solution to our clients and members would be impaired or we could lose critical data. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, our business, financial condition and results of operations would be harmed.
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
As a public company, we are subject to the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 which requires us to diligence, disclose and report whether our devices contain conflict minerals. The implementation of these requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our devices. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used in or necessary to the production of our devices and, if applicable, potential changes to devices, processes or sources of supply as a consequence of such verification activities. It is also possible that we may face reputational harm if we determine that certain of our devices contain minerals not determined to be conflict-free or if we are unable to alter our devices, processes or sources of supply to avoid use of such materials.
Risks Related to Ownership of Our Common Stock
The trading price of our common stock could be volatile, and you could lose all or part of your investment.
Prior to our initial public offering, there was no public market for shares of our common stock. In July 2019, we sold shares of our common stock to the public at $28.00 per share. From July 25, 2019, the date that our common stock started trading on Nasdaq, through June 30, 2020, the trading price of our common stock ranged from $15.12 per share to $79.10 per share. The trading price of our common stock will continue to fluctuate significantly in response to a number of factors, most of which we cannot predict or control, including:
•price and volume fluctuations in the overall stock market from time to time;
•volatility in the market prices and trading volumes of technology and healthcare company stocks;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•sales of shares of our common stock by us or our stockholders;
•failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•the financial projections we may provide to the public, any changes in those projections, or our failure to meet those projections;
•announcements by us or our competitors of new products;
•the public’s reaction to our press releases, other public announcements, and filings with the SEC;
•changes in how clients perceive the benefits of our products and services, and future product offerings;
•changes in the structure of healthcare payment systems;
•rumors and market speculation involving us or other companies in our industry;
•actual or anticipated changes in our results of operations or fluctuations in our results of operations;
•actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally;
•litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•developments or disputes concerning our intellectual property or other proprietary rights;
•any significant data breach involving our products, services or site, or data stored by us or on our behalf;
•announced or completed acquisitions of businesses, commercial relationships, products, services, or technologies by us or our competitors;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•changes in accounting standards, policies, guidelines, interpretations, or principles;
•“flash crashes,” “freeze flashes” or other glitches that disrupt trading on the securities exchange on which we are listed;
•any significant change in our management; and
•general economic conditions and slow or negative growth of our markets, including the impact of the COVID-19 pandemic.
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

As of June 30, 2020, our executive officers, directors, and holders of 5% or more of our common stock collectively beneficially owned approximately 42.8% of the outstanding shares of our common stock and continue to have substantial influence over us, which will limit your ability to influence the outcome of important transactions, including a change in control.
As of June 30, 2020, our executive officers, directors, and each of our stockholders who own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 42.8% of the outstanding shares of our common stock, based on the number of shares outstanding as of that date. As a result, these stockholders, if acting together, will be able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
Sales of substantial amounts of our common stock in the public markets, or the perception that such sales could occur, could reduce the price that our common stock might otherwise attain.
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. We had approximately 99.4 million shares of common stock outstanding as of June 30, 2020.
Under our investors' rights agreement, certain stockholders are entitled to require us to register shares owned by them for public sale in the United States. In addition, we filed a registration statement to register shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable exercise periods and expiration of the market standoff agreements and lock-up agreements referred to above, the shares issued upon exercise of outstanding stock options and settlement of outstanding restricted stock units will be available for immediate resale in the United States in the open market.
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
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of rendering more difficult, delaying or preventing a change of control or changes in our management. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws include provisions:
•creating a classified board of directors whose members serve staggered three-year terms;
•authorizing “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend, and other rights superior to our common stock;
•limiting the liability of, and providing indemnification to, our directors and officers;
•specifying that special meetings of our stockholders can be called only by our board of directors, the Chair of our board of directors or our Chief Executive Officer;

•requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;
•prohibiting cumulative voting in the election of directors;
•providing that our directors may be removed only for cause;
•providing that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and
•requiring the approval of our board of directors or the holders of at least 66% of our outstanding shares of capital stock to amend our amended and restated bylaws and certain provisions of our amended and restated certificate of incorporation.
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
Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•any derivative action or proceeding brought on our behalf;
•any action asserting a breach of fiduciary duty;
•any action asserting a claim against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; and
•any action asserting a claim against us that is governed by the internal-affairs doctrine.
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
We do not intend to pay dividends for the foreseeable future, other than the Special Dividend.
We have never declared nor paid any cash dividends on our capital stock. In addition, our loan and security agreement with SVB restricts, and any future indebtedness may restrict, our ability to pay dividends. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any cash dividends in the foreseeable future, other than the Special Dividend. Any determination to pay dividends in the future will be at the discretion of our board of directors. As a result, stockholders must rely on sales of their common stock after price appreciation as the only way to realize any future gains on their investment, if any.

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
Risks Related to Ownership of Our Notes
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of Notes do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.
Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the liability component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense as a result of the accretion to the carrying value of the Notes to their face amount over the term of the Notes. We will report larger net losses (or lower net income) in our financial results because ASC 470-20 will require interest to include both the amortization of the debt discount and the instrument’s nonconvertible coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.
In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash may be accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of such Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. If we are unable or otherwise elect not to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share could be adversely affected.
We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. In July 2019, the FASB issued an exposure draft that proposes to change the accounting for the convertible debt instruments described above. Under the exposure draft, an entity may no longer be required to separately account for the liability and equity components of convertible debt instruments. This could have the impact of reducing non-cash interest expense, and thereby increasing net income. Additionally, as currently proposed, the treasury stock method for calculating earnings per share will no longer be allowed for convertible debt instruments whose principal amount may be settled using shares. Rather, the if-converted method may be required. Application of the “if-converted” method may reduce our reported diluted earnings per share. We cannot be sure that this exposure draft will be issued, or will be issued in its current format. We also cannot be sure whether other changes may be made to the current accounting standards related to the Notes, or otherwise, that could have an adverse impact on our financial statements.
The capped call transactions may affect the value of our common stock.
In connection with the pricing of the Notes, we entered into privately negotiated capped call transactions with certain counterparties. The capped call transactions cover, subject to customary adjustments, the number of shares of our common stock that initially underlie the Notes. The capped call transactions are expected to offset the potential dilution to our common stock upon any conversion of the Notes. In connection with establishing their initial hedges of the capped call transactions, the counterparties or their respective affiliates entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the Notes, including with certain investors in the Notes.
In addition, the counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes (and are likely to do so on each exercise date of the capped call transactions, which are scheduled to occur during the observation period relating to any conversion of the Notes on or after March 1, 2025 that is not in connection with a redemption, or following any termination of any portion of the capped call transactions in connection with any repurchase, redemption or early conversions of the Notes or otherwise). This activity could also cause or avoid an increase or a decrease in the market price of our common stock. We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of shares of our common stock.
We are subject to counterparty risk with respect to the capped call transactions.
The counterparties to the capped call transactions we entered into are financial institutions, and we will be subject to the risk that one or more of the counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate, their obligations under the capped call transactions. Our exposure to the credit risk of the counterparties will not be secured by any collateral. Recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If a counterparty to one or more capped call transaction becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under such transaction. Our exposure will depend on many factors but, generally, our exposure will increase if the market price or the volatility of our common stock increases. In addition, upon a default or other failure to perform, or a termination of obligations, by a counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the counterparties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sale of Unregistered Securities
In March 2020, the Compensation Committee of our Board of Directors adopted an amendment to our 2019 Equity Incentive Plan, our 2014 Stock Incentive Plan and our 2008 Stock Incentive Plan to formalize a policy regarding the effect of a holder’s death on his or her unvested equity awards covering shares of our common stock, or the Equity Award Acceleration Policy. The Equity Award Acceleration Policy provides that, so long as the holder remains a service provider for us at the time of his or her death, (i) 75% of the unvested shares subject to the holder's outstanding awards will be accelerated and vest, and (ii) the remaining 25% of the unvested shares subject to such outstanding awards will not be returned to the applicable equity plan. Instead, under the Equity Award Acceleration Policy we currently intend to make a donation to Living on the Go Foundation in honor of the deceased holder of a number of shares of our common stock equal to the remaining 25% of unvested shares. The Equity Award Acceleration Policy was approved subsequent to the death of a former executive who held unexercised options. On April 8, 2020, we issued 101,700 shares of our common stock to a trust for the benefit of such former executive's children. The shares issued had an economic value, net of the applicable exercise costs of the former executive's options, equal to the portion of the options held by the former executive that would have accelerated had the Equity Award Acceleration Policy been in effect at the time of the former executive's death. The shares were issued in reliance on the exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act.
On May 6, 2020, we issued 58,781 shares of our common stock to a service provider upon the exercise of options at an exercise price of $1.88 per share, for an aggregate exercise price of $0.1 million. The shares were issued in reliance on the exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act.
In June 2020 we issued $550.0 million aggregate principal amount of Notes in a private placement in reliance on the exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act. Additional information concerning this issuance can be found in Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as in our Current Report on Form 8-K filed with the SEC on June 4, 2020.
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
No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates. As of June 30, 2020, all of the expenses incurred in connection with our IPO had been paid.
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
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.1	Indenture by and between the Registrant and U.S. Bank National Association, as Trustee, dated as of June 4, 2020.	8-K	001-38983	4.1	6/4/2020
4.2	Form of Note, representing the Registrant’s 0.875% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-38983	4.2	6/4/2020
4.3	Amendment to Warrant by and between the Registrant and Cerner Capital, Inc., dated as of May 8, 2020.					x
10.1	Purchase Agreement by and among the Registrant and Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC, dated as of June 1, 2020.	8-K	001-38983	10.1	6/4/2020
10.2	Form of Confirmation for Capped Call Transactions.	8-K	001-38983	10.2	6/4/2020
10.3	Second Amendment to Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated as of June 1, 2020.	8-K	001-38983	10.3	6/4/2020
10.4	Third Amendment to Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated as of June 1, 2020.	8-K	001-38983	10.4	6/4/2020
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					x
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					x
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.					x
101 SCH	Inline XBRL Taxonomy Extension Schema Document.					x
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					x
101 DEF	Inline Taxonomy Extension Definition Linkbase Document.					x
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					x
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					x

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101).	x
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

LIVONGO HEALTH, INC.

Date:	August 10, 2020	By:	/s/ Zane Burke
Zane Burke
Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2020	By:	/s/ Lee Shapiro
Lee Shapiro
Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)